Form 10-Q
period 2000-09-30
INRANGE TECHNOLOGIES CORP
filed 2000-11-14
CIK 1114674

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                         Commission File Number 000-31517



                        INRANGE TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                               06-0962862
     (State of Incorporation)           (I.R.S. Employer Identification No.)


                 13000 Midlantic Drive, Mount Laurel, NJ 08054
             (Address of principal executive offices and zip code)

                                 (856) 234-7900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes ____    No X

            Common shares outstanding November 9, 2000- 84,488,333




                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q



                                                                                                                             PAGE
                                                                                                                            NUMBER
PART I                   FINANCIAL INFORMATION

Item 1.                  Unaudited Consolidated Financial Statements                                                           3

                         Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                     3

                         Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September
                         30, 2000 and 1999                                                                                     4

                         Unaudited Consolidated  Statements of Cash Flows for the Nine Months Ended September 30, 2000
                         and 1999                                                                                              5

                         Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of  Operations                13

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                                            20

PART II                  OTHER INFORMATION

Item 1.                  Legal Proceedings                                                                                     21

Item 2.                  Changes in Securities and Use of Proceeds                                                             21

Item 5.                  Other Information                                                                                     23

                         SIGNATURES                                                                                            25


PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        INRANGE TECHNOLOGIES CORPORATION

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             SEPTEMBER 30,   DECEMBER  31,
                                                                 2000            1999
                                                             -----------     -------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents...................................     $  20,104       $   1,023
  Demand note from SPX...................................        57,526              --
  Accounts receivable, net...............................        72,522          51,037
  Inventories............................................        32,097          27,624
  Prepaid expenses and other.............................         4,306           1,314
  Deferred income taxes..................................         4,650           4,650
                                                              ---------       ---------
          Total current assets...........................       191,205          85,648
PROPERTY, PLANT AND EQUIPMENT, net.......................        15,673          10,117
PROPERTY HELD FOR SALE...................................         4,243           4,256
DEFERRED INCOME TAXES....................................           501              --
GOODWILL AND OTHER INTANGIBLES, net......................        44,292           7,710
OTHER ASSETS, net........................................        35,435          24,619
                                                              ---------       ---------
          Total assets...................................     $ 291,349       $ 132,350
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of
   long-term debt........................................     $   7,457       $   4,111
  Accounts payable.......................................        27,133          20,458
  Accrued expenses.......................................        21,188          15,363
  Deferred revenue.......................................         7,736          10,401
                                                              ---------       ---------
          Total current liabilities......................        63,514          50,333
                                                              ---------       ---------
LONG-TERM DEBT...........................................         1,252              20
                                                              ---------       ---------
DEFERRED INCOME TAXES....................................            --           3,499
                                                              ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000
   shares authorized and none issued and outstanding.....            --              --
  Class A common stock, $0.01 par value, 150,000,000
   shares authorized, 75,633,333 shares issued
   and outstanding.......................................           756             756
  Class B common stock, $0.01 par value, 250,000,000
   shares authorized, 8,855,000 shares issued and
   outstanding at September 30, 2000.....................            89              --
  Additional paid-in capital.............................       137,339          (5,335)
  Retained earnings......................................        87,777          82,426
  Net equity of Consolidated units.......................            --             730
  Accumulated other comprehensive income (loss)..........           622             (79)
                                                              ---------       ---------
          Total stockholders' equity.....................       226,583          78,498
                                                              ---------       ---------
          Total liabilities and stockholders' equity.....     $ 291,349       $ 132,350
                                                              =========       =========



        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER  30,                 SEPTEMBER  30,
                                                   --------------------------     --------------------------
                                                       2000          1999             2000          1999
                                                   ------------  ------------     -----------   ------------
REVENUE:
  Product revenue...............................   $    53,925   $    41,705      $   135,288    $   127,136
  Service revenue...............................        10,170         8,517           27,235         25,469
                                                   -----------   -----------      -----------    -----------
          Total revenue.........................        64,095        50,222          162,523        152,605
                                                   -----------   -----------      -----------    -----------
COST OF REVENUE:
  Cost of product revenue.......................        24,973        17,146           64,103         60,496
  Cost of service revenue.......................         6,800         4,733           18,133         15,647
                                                   -----------   -----------      -----------    -----------
          Total cost of  revenue................        31,773        21,879           82,236         76,143
                                                   -----------   -----------      -----------    -----------
  Gross margin..................................        32,322        28,343           80,287         76,462
                                                   -----------   -----------      -----------    -----------
OPERATING EXPENSES:
  Research, development and
     engineering................................         5,807         3,818           15,867         14,436
  Selling, general and
     administrative.............................        16,147        10,606           40,681         34,836
  Amortization of goodwill and other............           747           267            1,281            801
     intangibles...............................
  Special charges...............................            --            --             (190)         9,687
  Write-off of acquired in-process
     technology.................................        10,000            --           10,000             --
  Gain on sale of real estate...................            --        (2,829)              --         (2,829)
                                                   -----------   -----------      -----------    -----------
     Operating expenses.........................        32,701        11,862           67,639         56,931
                                                   -----------   -----------      -----------    -----------
OPERATING INCOME (LOSS).........................          (379)       16,481           12,648         19,531
INTEREST EXPENSE................................           830           213            1,146            710
OTHER (INCOME) EXPENSE..........................           143        (6,156)              32        (13,913)
                                                   -----------   -----------      -----------    -----------
     Income (loss) before income taxes..........        (1,352)       22,424           11,470         32,734
INCOME TAXES PROVISION (BENEFIT)................          (541)        9,177            4,588         13,405
                                                   -----------   -----------      -----------    -----------
NET INCOME (LOSS)...............................   $      (811)  $    13,247      $     6,882    $    19,329
                                                   ===========   ===========      ===========    ===========
EARNINGS PER SHARE:
 Basic..........................................   $     (0.01)  $      0.18      $      0.09    $      0.26
                                                   ===========   ===========      ===========    ===========
 Diluted........................................   $     (0.01)  $      0.18      $      0.09    $      0.26
                                                   ===========   ===========      ===========    ===========
 Shares used in computing  basic
   earnings per share...........................        76,018        75,633           75,763         75,633
                                                   ===========   ===========      ===========    ===========
 Shares used in computing  diluted
   earnings per  share..........................        76,018        75,633           75,928         75,633
                                                   ===========   ===========      ===========    ===========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       --------------------
                                                                         2000        1999
                                                                       -------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.......................................................    $ 6,882    $  19,329
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation...................................................      4,321        4,381
    Amortization of goodwill and other intangibles ................      1,281          801
    Amortization of other assets...................................      4,503        2,776
    Accretion of debt on seller notes..............................         58           --
    Stock option charge............................................        250           --
    Special charges................................................       (190)       9,687
    Deferred income taxes..........................................     (4,000)      (1,252)
    Write-off of acquired in-process
    technology.....................................................     10,000           --
    Gain on sale of real estate....................................         --       (2,829)
    Gain on sale of investment.....................................         --      (13,914)
  Changes in operating assets and liabilities:
    Accounts receivable............................................    (15,520)      (6,711)
    Inventories....................................................     (1,450)      (3,699)
    Prepaid expenses and other current assets......................     (2,859)         119
    Accounts payable...............................................      5,082        2,936
    Accrued expenses...............................................      6,612       (2,028)
    Deferred revenue...............................................     (2,724)      (1,873)
    Payments of special charges and
    disposition related accruals...................................       (832)     (11,256)
                                                                       -------    ---------
         Net cash provided by (used in)
         operating activities......................................     11,414       (3,533)
                                                                       -------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment, net.................................................     (3,090)      (2,001)
  Cash paid for business acquired, net of cash acquired............    (54,803)          --
  Proceeds from sale of real estate................................         --        6,358
  Net proceeds from sale of investment.............................         --       14,735
  Capitalized software costs.......................................     (4,748)      (3,737)
  Increase in demonstration equipment and other assets.............     (7,571)      (2,289)
  Payment for product rights.......................................         --       (3,000)
  Purchase of investment...........................................     (3,000)          --
                                                                      ---------  ----------
      Net cash provided by (used in)
      investing activities.........................................    (73,212)      10,066
                                                                       -------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net payments under lines of  credit..............................     (2,484)        (700)
  Net proceeds from initial public offering........................    128,200           --
  Payments on long-term debt.......................................        (64)      (1,551)
  Loan made to SPX.................................................    (57,526)          --
  Proceeds from (payments to) SPX..................................     12,052       (4,488)
                                                                       -------    ----------
      Net cash provided by (used in)
      financing activities.........................................     80,178       (6,739)
                                                                       -------    ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION.............................        701          258
                                                                       -------    ---------
NET INCREASE  IN CASH AND EQUIVALENTS..............................     19,081           52
CASH AND EQUIVALENTS AT BEGINNING OF
PERIOD.............................................................      1,023        2,461
                                                                       -------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD..............................    $20,104    $   2,513
                                                                       =======    =========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION:

    Inrange Technologies Corporation (the "Company" or "Inrange") designs, manufactures, markets and services networking and switching solutions for storage, data and telecommunications networks. The solutions are targeted for use in large-scale systems that are critical to a business' operations to provide fast and reliable connections among networks of computers and related devices for large scale enterprise applications.

    The consolidated financial statements include the assets, liabilities, revenue and expenses of Inrange which is a majority-owned subsidiary of SPX Corporation ("SPX"), and the assets, liabilities, revenue and expenses of certain other units comprising the storage networking, data communications and telecommunications networking business of SPX, and exclude two of the subsidiaries of Inrange not involved in the business (Consolidated, the Company). The net assets of the other Consolidated units were transferred to the Company in June 1999 (Tautron) and June 2000 (division of General Signal Limited). The net assets of the two excluded subsidiaries were transferred out of the Company in June 1999 and May 2000, as such, the accompanying financial statements are now presented on a consolidated basis.

    The Consolidated financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from SPX's historical financial statements. SPX provides certain services to the Company including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Such amounts are charged to the statement of operations.

    The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

    In September 2000, the Company completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128,200. The proceeds were used to repay borrowings from SPX to fund certain acquisitions in the second and third quarters of 2000. The remaining proceeds will be used for general corporate purposes. However, pending use of the proceeds, the Company has invested $15,000 in a money market account and the remaining net proceeds have been loaned to SPX under a demand note
(Note 4).

    In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include adjustments
(consisting only of normal and recurring items) necessary for the fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated financial statements and notes thereto included in the Company's Form S-1 Registration Statement as filed with the SEC.

2. SIGNIFICANT ACCOUNTING POLICIES:


Cash and Equivalents

    SPX uses a centralized cash management system for all of its domestic operations, including those of the Company. The net amount of daily cash transactions is transferred to SPX and was credited to additional paid-in capital (Note 8) through the date the Company closed on its initial public offering. Subsequent to the initial public offering, such amounts are included as part of the demand note due from SPX (Note 4).

    The Company considers highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist principally of cash deposited in money market accounts.

Revenue Recognition

    The Company recognizes revenue upon shipment of products with standard configurations. Revenue from products with other than standard configurations is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Revenue from service obligations is derived primarily from maintenance contracts and is deferred and recognized on a straight-line basis over the terms of the contracts. Other service revenue is recognized when the service is provided.

    The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. No single customer in the three or nine month periods represented greater than 10% of total revenue.



3.   ACQUISITIONS:

     On June 30, 2000, the Company acquired two distributor businesses (TCS and STI) for an aggregate purchase price of approximately $6,400. The Company paid $4,100 at closing and an additional $1,600 and $700, respectively, are payable after the first and second years from the closing of the acquisitions based upon the achievement of certain sales targets. Upon the achievement of such targets, the payments will be made and additional goodwill will be recorded.

     In August 2000, the Company completed the acquisitions of Varcom Corporation ("Varcom") and Computerm Corporation ("Computerm"). Varcom is located in Fairfax, Virginia and provides network management hardware, software, and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25,000, which includes a non-interest bearing seller note of $1,500 due August 2002. The purchase price of Computerm was $30,000, which includes a non-interest bearing seller note of $3,000 due August 2001. The Computerm acquisition agreement contains a net asset target of $10,661 as of the closing date of the acquisition. A liability of $2,990 has been recorded in purchase accounting for the preliminary estimate of the excess of the net assets received versus the target. This estimated liability will be revised and settled in the fourth quarter of 2000 based on an audit of the net assets.

     All acquisitions were recorded using the purchase method of accounting. The notes due to the sellers have been discounted at an imputed interest rate of 10%. A summary of the preliminary allocation of purchase price to the net assets acquired is as follows:



                                       COMPUTERM       VARCOM     TCS/ STI
                                       ----------    ----------   ----------
Purchase price--
  Cash paid for acquisition.........     $ 27,184      $ 23,559     $  4,100
  Due to seller (at discounted value)       5,706         1,229          133
                                       ----------    ----------   ----------
                                         $ 32,890      $ 24,788     $  4,233
                                       ==========    ==========   ==========
Purchase price allocation--
  Net assets acquired...............     $ 13,651      $    120     $    281
  Purchased in process technology...           --        10,000           --
  Goodwill and other intangibles....       19,239        14,668        3,952
                                       ----------    ----------   ----------
                                         $ 32,890      $ 24,788     $  4,233
                                       ==========    ==========   ==========


         The allocation of the purchase price to identifiable intangible assets, acquired in-process technology and goodwill has been determined by management based on an analysis of factors such as historical operating results, discounts of cash flow projections and specific evaluations of products, customers and other information.

         As of the acquisition date, Varcom had in-process technology projects that had not reached technological feasibility and did not have any alternative future uses. A value of $10,000 has been assigned to these in-process technology projects. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to acquired in-process technology meeting the above criteria have been charged to expense as part of the allocation of the purchase price of the business combination. This value excludes the efforts to be expended on the development projects, and solely reflects progress made as of the acquisition date. The in-process technology projects are for the development of two new products. Based on an assessment of factors including time spent on the project compared to total expected project time and expenses incurred to date compared to total project expenses, management estimates that the projects were 77% and 48% complete, respectively. The total cost incurred for these projects was approximately $4,000 as of the acquisition date. Total expected costs to complete these projects are approximately $1,500.

         The other identified intangibles recorded in purchase accounting are being amortized using lives of five to 12 years and goodwill is being amortized using lives of 10 to 20 years.

4. TRANSACTIONS WITH SPX:

    There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The Consolidated financial statements reflect allocated charges from SPX for these services of $75 and $64 for the nine months ended September 30, 2000 and 1999, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $1,749 and $1,505 for the three months and $4,692 and $4,474 for the nine months ended September 30, 2000 and 1999, respectively.

    Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering have been recorded as a component of additional paid in capital in the accompanying balance sheet with the exception of the notes issued in connection with certain acquisitions (Note 3). These notes and accrued interest thereon were repaid upon completion of the initial public offering. Advances and other intercompany charges after such date are recorded as a component of the demand note due from SPX. As of September 30, 2000, the demand note from SPX was $57,526. The demand note bears interest at the average rate of the SPX credit facilities and is recorded on a monthly basis as interest income. The accompanying statements of operations for the three and nine months ended September 30, 2000 contain interest expense of $777 relating to the acquisition borrowings from SPX and interest income of $55 relating to interest income from the demand note from SPX.


5. INVENTORIES:



                                        SEPTEMBER 30,   DECEMBER 31,
                                        -------------   ------------
                                            2000            1999
                                        -------------   ------------

            Raw materials...............  $14,305         $14,175
            Work-in-process.............    3,712           4,646
            Finished goods..............   14,080           8,803
                                          -------         -------
              Net inventories...........  $32,097         $27,624
                                          =======         =======

6.  OTHER ASSETS:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2000           1999
                                              -------------  ------------

            Capitalized software.............   $15,283        $11,466
            Demonstration equipment..........    16,830         10,665
            Product rights...................     9,216          9,249
            Investment.......................     3,250            250
            Other............................       699            556
                                                -------        -------
                      Total other assets.....    45,278         32,186
            Accumulated amortization--
            Capitalized software.............    (4,188)        (3,021)
            Demonstration equipment..........    (5,023)        (3,442)
            Product rights...................      (632)        (1,104)
                                                -------        -------
              Net other assets...............   $35,435        $24,619
                                                =======        =======

    The Company capitalized $4,748 and $3,737 in the nine months ended September 30, 2000 and 1999, respectively, of software development costs. Amortization expense was $2,096 and $1,551 in the nine months ended September 30, 2000 and 1999, respectively. The Company capitalized $1,773 and $885 in the three months ended September 30, 2000 and 1999, respectively, of software development costs. Amortization expense was $757 and $451 in the three months ended September 30, 2000 and 1999, respectively.

    Demonstration equipment represents equipment at customer locations for demonstration purposes and is amortized on a straight-line basis over a period not to exceed three years.

    Product rights represent technology licenses and pre-paid royalties for three product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

    In March 2000, the Company purchased $3,000 of preferred stock of one of its suppliers. The investment has been accounted for at cost in the accompanying consolidated balance sheet.


7. DEBT:

    Short-term borrowings and long-term debt consist of the following:

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     2000           1999
                                                  -------------  ------------

      Seller notes with interest imputed at
         10%, payable in August 2001 and 2002...  $    4,003     $      --
      Seller note for working capital
         adjustment.............................       2,990            --
      Short-term borrowings.....................       1,583          4,067
      Other.....................................         133             64
                                                   ---------      ---------
                                                       8,709          4,131
      Less-- Current portion of long-term
         debt...................................      (7,457)        (4,111)
                                                  ----------     ----------
      Long term debt............................  $    1,252     $       20
                                                  ==========     ==========



    In connection with the acquisitions of Computerm and Varcom, the Company entered into notes with the former owners of the acquired businesses. The notes do not bear interest and mature in 2001 and 2002, respectively. The notes have been discounted using an imputed interest rate of 10%.

    In connection with the Computerm acquisition, the former owner is due a payment related to the working capital delivered in the closing balance sheet. Based on the preliminary closing working capital, the amount owed to the former owner is $2,990. The resolution of the amount due to the seller is expected to be resolved in the fourth quarter of 2000, at which time such payment will be made.

    Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200, of which $1,583 and $4,067 was outstanding at September 30, 2000 and December 31, 1999, respectively. The revolving credit loans are classified in the accompanying consolidated balance sheet as short-term borrowings. The weighted average interest rate on borrowings under the foreign lines of credit was 4.93% and 5.57% for the three months and 5.63% and 6.07% for the nine months ended September 30, 2000 and 1999, respectively. The lines of credit are guaranteed by SPX.

8. CAPITAL STOCK:

    On June 29, 2000, a recapitalization was completed whereby the Company authorized 20,000,000 shares of $0.01 par value preferred stock, 150,000,000 shares of $0.01 par value Class A common stock and 250,000,000 shares of $0.01 par value Class B common stock. The 1,000 outstanding shares of $0.01 par value common stock held by SPX were converted into an aggregate of 75,633,333 shares of Class A common stock. All references to shares outstanding have been retroactively adjusted for this conversion.

    The terms of the preferred stock are to be established by the Board of Directors, and any or all series of preferred stock could have preferences over the common stock with respect to voting and conversion rights, dividends and other distributions and upon liquidation.

    The Class A common stock and Class B common stock are identical except that the holders of Class A common stock are entitled to five votes for each share held while the holders of the Class B common stock are entitled to one vote for each share held. The Class A common stock is convertible into Class B common stock upon certain events.

    On September 27, 2000, the Company completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share. The Company received net proceeds of $128,200.

9. STOCK OPTIONS:

    In June 2000, the Company established the 2000 Stock Compensation Plan (the "Plan"). The Plan provides for the issuance of up to 11,530,000 shares of Class B common stock for incentive stock options, nonqualified stock options, stock appreciation rights, performance units and restricted stock to employees, non-employee directors or consultants of the Company, SPX or any direct or indirect subsidiary of the Company. The Plan was administered by the Board of Directors of SPX prior to the initial public offering and, after the initial public offering, is administered by a committee established by the Board of Directors of the Company. Subject to the specific provisions of the Plan, the committee determines award eligibility, timing and the type, amount and terms of the awards.

    On June 29, 2000, the Company granted options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and are fully vested. On September 21, 2000, the Company granted options to purchase 7,170,500 shares of Class B common stock to its employees at $16.00 per share. The options have a ten-year term and vest over a six-year period.


10. EARNINGS PER SHARE:

    The Company has presented earnings per common share under SFAS No. 128, "Earnings Per Share" and SAB No. 98. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options into common stock.

    The following is a reconciliation of the basic and diluted earnings per share calculations:


                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                     ----------------------  -----------------
                                        2000         1999      2000      1999
                                     --------      -------   -------   -------

Net income (loss)                    $  (811)      $13,247   $ 6,882   $19,329
                                     ========      =======   =======   =======

Weighted average shares               76,018        75,633    75,763    75,633
  outstanding

Dilutive effect of stock options          --            --       165        --
                                     --------      -------   -------   -------

Diluted shares outstanding            76,018        75,633    75,928    75,633
                                     =======       =======   =======   =======

Basic earnings per share             $ (0.01)      $  0.18   $  0.09   $  0.26
                                     =======       =======   =======   =======
Diluted earnings per share           $ (0.01)      $  0.18   $  0.09   $  0.26
                                     =======       =======   =======   =======


    At September 30, 2000, there were 8,501,500 options outstanding to purchase Class B common stock at prices ranging from $13.00 to $16.00 per share. These stock options were not included in the earnings per share calculation for the three months ended September 30, 2000, as the impact would be antidilutive.

11. COMPREHENSIVE INCOME:

The components of comprehensive income (loss), net of tax are as follows:

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     -------------------   -----------------
                                      2000        1999      2000      1999
                                     ------     --------   ------   --------

Net income (loss)                     $(811)    $13,247    $6,882   $19,329

Foreign currency adjustments            318         337       701       258
                                      -----     -------    ------   -------

Comprehensive income (loss)           $(493)    $13,584    $7,583   $19,587
                                      =====     =======    ======   =======



12. GAIN ON INVESTMENT:

    In connection with the purchase of product rights, the Company obtained warrants to purchase 750,000 shares of common stock of a publicly traded company. The Company accounted for the investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The warrants were exercised in the second and third quarter of 1999 and the common stock received upon exercise was sold resulting in a gain of $13,914. These gains are included in other income (expense) in the accompanying statement of operations for the three and nine-month periods ended September 30, 1999.

13. SPECIAL CHARGES:

    The Company recorded special charges of $10,587 in 1999 for restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives was to improve profitability, streamline operations, reduce costs and improve efficiency.

    In the first quarter of 1999, the Company announced certain restructuring initiatives. These actions included consolidation of all general and administrative functions into one location and reductions in sales, marketing and engineering headcount in selected non-strategic product areas. The Company recorded charges of $5,800 for cash severance payments to approximately 215 hourly and salaried employees, $1,765 for field sales and service office closures (including cash holding costs of $765 and non-cash property write-downs of $1,000) and $2,122 for non-cash product line discontinuance.

    Also, in the fourth quarter of 1999, the Company entered into a lease agreement for a new facility into which operations will be further consolidated. In connection therewith, the Company recorded a charge of $900, which covers the remaining payments for the existing leases from the abandonment date through the expiration of the lease.

    In June 2000, the Company reduced the restructuring charges and disposition related accruals by $190 to reflect a revision to the expected remaining costs to be incurred.


14. GEOGRAPHIC INFORMATION:

    SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes additional standards for segment reporting in the financial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under SFAS 131. Information concerning geographic information of the Company as prescribed by SFAS 131 is provided below.

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                             ---------------------    ---------------------
                                2000        1999         2000        1999
                             ---------   ---------    ---------   ---------
          Revenue:
            Domestic.......  $  36,355   $  32,119    $  96,618   $  92,815
            Foreign........     20,053      10,824       41,916      32,957
            Export.........      7,687       7,279       23,989      26,833
                             ---------   ---------    ---------   ---------
                             $  64,095   $  50,222    $ 162,523   $ 152,605
                             =========   =========    =========   =========



                             SEPTEMBER 30,  DECEMBER 31,
                                2000           1999
                             ------------   ------------
          Long-lived
          Assets:
            Domestic......    $ 94,632       $ 44,798
            Foreign.......       5,512          1,904
                              --------       --------
                              $100,144       $ 46,702
                              ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited Consolidated financial statements and related notes.

OVERVIEW

    Inrange Technologies Corporation, manufactures, markets and services switching and networking solutions for storage, data and telecommunications networks. Our products provide fast and reliable connections among networks of computers and related devices and are used in large-scale systems that are critical to the operations of Fortune 1000 businesses and other large enterprises.

    Following the merger of SPX and General Signal Corporation and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and consolidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and reduced headcount in non-strategic areas. These actions were substantially completed by July 1999. In connection with these initiatives, we recorded special charges of $7.0 million in 1998 and $10.6 million in 1999.

     On June 30, 2000, the Company acquired two related distributor businesses (TCS and STI) for an aggregate purchase price of approximately $6.4 million. The Company paid $4.1 million at closing and an additional $1.6 million and $0.7 million, respectively, are payable after the first and second years from the closing of the acquisitions based upon the achievement of certain sales targets. Upon the achievement of such targets, the payments will be made and additional goodwill will be recorded.

    In August 2000, the Company completed the acquisitions of Varcom Corporation ("Varcom") and Computerm Corporation ("Computerm"). Varcom is located in Fairfax, Virginia and provides network management hardware, software, and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25.0 million, which includes a non-interest bearing seller note of $1.5 million due August 2002. As a result of the Varcom acquisition, we recorded a $10.0 million write-off of in-process technology. The purchase price of Computerm was $30.0 million, which includes a non-interest bearing seller note of $3.0 million due August 2001. The Computerm acquisition contains a net asset target of $10.7 million as of the closing date of the acquisition. A liability of $3.0 million has been recorded in purchase accounting for the preliminary estimate of the excess of the net assets received versus the target. This estimated liability will be revised and settled in the fourth quarter of 2000 based on an audit of the net assets. We have accounted for all of our acquisitions using the purchase method of accounting.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                THREE MONTHS          NINE MONTHS
                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                             -------------------  --------------------
                                                2000      1999       2000       1999
                                             ---------  --------  ---------   --------
Revenue.....................................   100.0%   100.0%      100.0%    100.0%
Gross margin................................    50.4%    56.4%       49.4%     50.1%
Research, development and engineering.......     9.1%     7.6%        9.8%      9.5%
Selling, general and administrative.........    25.2%    21.1%       25.0%     22.8%
Operating income (loss).....................    (0.6%)   32.8%        7.8%     12.8%
Net income (loss)...........................    (1.3%)   26.4%        4.2%     12.7%


Comparison of three months ended September 30, 2000 and 1999

    Revenue. Revenue for the three months ended September 30, 2000 was $64.1 million, an increase of $13.9 million, or 27.6%, from $50.2 million for the three months ended September 30, 1999. Excluding the negative impact of foreign currency translations in Europe, revenue increased to approximately $66.6 million, an increase of $16.4 million or 32.6%.

    Sales of our open storage networking products were $14.1 million, an increase of $8.4 million, or 147.4%, from $5.7 million in the three-month period ended September 30, 1999. Our open storage networking products consist of fibre channel directors and optical networking equipment. The increase was primarily driven by sales of the FC/9000 Director, which was released for general availability during the quarter. Sales from other storage networking products increased by $5.1 million and was mainly attributable to increased channel extension sales as a result of the Computerm acquisition.

    Cost of Revenue. Our cost of revenue for the three months ended September 30, 2000 was $31.8 million, an increase of $9.9 million, or 45.2%, from $21.9 million for the three months ended September 30, 1999. As a percentage of revenue, cost of revenue increased to 49.6% for the three months ended September 30, 2000 from 43.6% for the three months ended September 30, 1999. The increase in cost of revenue was related to increased sales, higher services costs, a change in mix of products and increased reserve requirements for excess and obsolete inventory. The increase in service cost of $2.1 million was a result of increased service headcount to support the introduction of the FC/9000 and from the acquisitions.

    Research, Development and Engineering. Research, development and engineering expenses for the three months ended September 30, 2000 were $5.8 million, an increase of $2.0 million from $3.8 million for the three months ended September 30, 1999. As a percentage of revenue, research, development and engineering expenses were 9.1% for the three months ended September 30, 2000 as compared to 7.6% for the three months ended September 30, 1999. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products, as well as new datacom and telecom programs. The additional headcount for the data networking and telecom networking programs was principally from the acquisitions. Including capitalized software, research development and engineering spending was $7.6 million for the three months ended September 30, 2000, or 11.8% of revenue, compared to $4.7 million, or 9.4% of revenue, for the three months ended September 30, 1999. We expect that total research, development and engineering expenses will continue to increase in the future as we develop and enhance new and existing products.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 were $16.1 million, an increase of $5.5 million from $10.6 million for the three months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses were 25.2% for the three months ended September 30, 2000, compared to 21.1% for the three months ended September 30, 1999. Selling and administrative personnel and related costs of $2.0 million from the acquired businesses are included in the September 2000 amounts. The remainder of the increase was primarily due to increased personnel to support the expected sales levels for the FC/9000, spending related to additional marketing and e-commerce initiatives and hiring additional key management.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three-month periods ended September 30, 2000 and 1999 was $0.7 million and $0.3 million, respectively. The increase was a result of goodwill and other intangibles associated with the three acquisitions recently completed.

    Write-off of Acquired in-Process Technology. In conjunction with the acquisition of Varcom, we recorded a charge of $10.0 million for the write-off of acquired in-process technology.

     Gain on Sale of Real Estate. In the three-month period ended September 30, 1999, we sold one of our facilities for $6.4 million and recognized a gain on sale of real estate of $2.8 million. We did not sell any real estate in 2000.

    Interest Expense. Interest expense for the three months ended September 30, 2000 was $0.8 million, compared to $0.2 million for the three months ended September 30, 1999. The interest expense for the three months ended September 30, 2000 was principally for money loaned to us by SPX for the acquisitions of Varcom, Computerm and TCS / STI. The loan for these acquisitions has been repaid from the IPO proceeds.

    Other Income (Expense). Other expense for the three months ended September 30, 2000 was $0.1 million, compared to $6.2 million of income for the three months ended September 30, 1999. This decrease resulted primarily from a gain on the sale of an investment in the three month period ended September 30, 1999.

  Income Taxes. Our effective tax rate for the three months ended
September 30, 2000 was 40%, compared to 40.9% for the same period in 1999.


Comparison of nine months ended September 30, 2000 and 1999

    Revenue. Revenue for the nine months ended September 30, 2000 was $162.5 million, an increase of $9.9 million, or 6.5%, from $152.6 million for the nine months ended September 30, 1999. Excluding the negative impact of foreign currency translations in Europe, revenue increased to $167.0 million, an increase of $14.4 million or 9.4%.

    Sales of our open storage networking products were $30.6 million, an increase of $18.1 million, or 144.8%, from $12.5 million for the nine months ended September 30, 1999. The increase was primarily the result of sales of the FC/9000 director. The increase was offset by lower sales of our data networking products, which decreased $7.1 million and our telecommunications monitoring products, which decreased $3.7 million. The reduction in sales of the telecommunications monitoring products resulted from reduced sales to a single customer.

    The Company believes that the decrease in sales of data networking product line is a result of a maturing market. To expand the applications and market for this product, the Company is repositioning its core technology into the area of physical network management with its newly announced Universal Touchpoint Architecture that began shipping in the first quarter of 2000.

    Cost of Revenue. Cost of revenue for the nine months ended September 30, 2000 was $82.2 million, an increase of $6.1 million, or 8.0%, from $76.1 million for the same period in 1999. As a percentage of revenue, cost of revenue increased to 50.6% for the nine months ended September 30, 2000 from 49.9% for the nine months ended September 30, 1999. The increase in cost was primarily attributable to higher sales, increased service costs to support the FC/9000 introduction and a change in the mix of products sold.

    Research, Development and Engineering. Research, development and engineering expenses for the nine months ended September 30, 2000 were $15.9 million, an increase of $1.4 million, or 9.9%, from $14.4 million for the nine months ended September 30, 1999. As a percentage of revenue, research, development and engineering expenses were 9.8% for the nine months ended September 30, 2000 as compared to 9.5% for the nine months ended September 30, 1999. The increase was a result of additional personnel to support new initiatives and from headcount arising from the acquisitions. Including capitalized software, research development and engineering spending was $20.6 million for the nine months ended September 30, 2000, or 12.7% of revenue, compared to $18.2 million, or 11.9% of revenue, for the nine months ended September 30, 1999.

    Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $40.7 million, an increase of $5.8 million from $34.8 million for the nine months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses were 25.0% for the nine months ended September 30, 2000, compared to 22.8% for the nine months ended September 30, 1999. The increase resulted from acquisitions, the hiring of additional personnel to support the expected sales levels for the FC/9000, spending related to our e-commerce initiatives and hiring additional key management personnel.

    Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the nine-month periods ended September 30, 2000 and 1999 was $1.3 million and $0.8 million, respectively. The increase was a result of goodwill associated with the three recent acquisitions.

    Write-off of Acquired in-Process Technology. In conjunction with the acquisition of Varcom, we recorded a charge of $10.0 million for the write-off of acquired in-process technology.

    Special Charges. Special charges for the nine months ended September 30, 2000 were ($0.2) million, compared to $9.7 million for the nine months ended September 30, 1999. The 1999 restructuring initiatives included the consolidation of all general and administrative functions into one location and reductions in sales, marketing and engineering headcount in selected non-strategic product areas. The Company recorded charges of

$5.8 million for severance payments, $1.8 million for field sales and service office closures and $2.1 million for product line discontinuance.

    The Company has revised the estimates of the remaining costs expected to be incurred in our restructuring, resulting in special charges of ($0.2) million in the nine months ended September 30, 2000. As of September 30, 2000, we maintained $1.2 million of restructuring charges and disposition related accruals. These accruals include $0.3 million for facility holding costs, which are expected to used by May 2002, and $0.9 million for the remaining lease obligations on our existing manufacturing facility, which will be used through February 2002.

    Interest Expense. Interest expense for the nine months ended September 30, 2000 was $1.1 million, compared to $0.7 million for the nine months ended September 30, 1999. The increase was due to interest on a loan from SPX to fund the recently completed acquisitions, offset by a decrease in interest paid on foreign borrowings.

    Other Income (Expense). Other income decreased in 2000 primarily due to a gain on the sale of an investment in 1999.

    Income Taxes. Our effective tax rate for the nine months ended September 30, 2000 was 40%, compared to 40.9% for the nine months ended September 30, 1999.



LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operating activities was $11.4 million for the nine months ended September 30, 2000. During this period, cash flow from operations was principally generated from net income and increases in accounts payable and accrued expenses, offset by increases in accounts receivable, inventories and prepaid expenses.

    Cash flow used for investing activities was $73.2 million for the nine months ended September 30, 2000. Of that amount, $54.8 million related to the cash payments for acquired businesses, $3.0 million represented an equity investment in a private company and the remainder was used for additions of property and equipment, capitalized software and other assets.

    In September 2000, we completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128.2 million. The proceeds were used to repay certain borrowings from SPX to fund certain acquisitions made in the second and third quarters of 2000. The remaining proceeds will be used for general corporate purposes. Pending use, the Company invested $15 million in a money market account and the remaining net proceeds have been loaned to SPX under a demand note. From time to time, the Company has supplemented its operating cash flows with capital contributions from SPX, borrowings under foreign lines of credit and capital leases.

    For the nine months ended September 30, 2000, net cash generated by financing activities was $80.2 million, primarily consisting of net cash inflows from the initial public offering and borrowings from SPX partially offset by the repayment of debt and the payment of the note due to SPX for the acquisitions. We have borrowed funds for the working capital and business expansion needs of our foreign operations from local financial institutions. At September 30, 2000, our credit facilities consisted of $5.2 million in lines of credit in the United Kingdom, Germany and Italy that were guaranteed by SPX. At September 30, 2000, approximately $1.6 million was outstanding under these facilities. The weighted average interest rate on borrowings under the foreign lines of credit was 5.63% for the nine months ended September 30, 2000. These borrowings are reflected on the balance sheets as short-term borrowings.

    As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue to be obligated to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Loans made prior to October 1, 2000, accrued interest quarterly at a rate of 8 1/2% and, for loans made on or after October 1, 2000, interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

    We believe that the net proceeds from the initial public offering, together with current cash balances, foreign credit facilities and cash provided by future operations, will be sufficient to meet the working capital, capital expenditure and research and development requirements for the foreseeable future. However, if additional funds are required to support our working capital requirements or for other purposes, the Company may seek to raise such additional funds through borrowings from SPX, public or private equity financings or from other sources. The Company's ability to issue equity may be limited by SPX's desire to preserve its ability in the future to effect a tax-free spin-off and by limitations under SPX's credit agreement. In addition, the Company's ability to borrow money may be limited by restrictions under SPX's credit agreement. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1999, the Securities and Exchange Commission's staff issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on revenue recognition and management is evaluating the impact of the statement on the financial position and results of operations. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on results of operations and financial position will be material.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires that all derivatives are recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value are recognized in operating results. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on results of operations and financial position will be material.

                              --------------------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. This forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the Company's Form S-1 Registration Statement for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash and cash equivalents with high credit quality issuers. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

In addition the Company utilizes a cash management program administered by SPX and has a demand note receivable from SPX. Interest accrues quarterly on this loan to SPX at 8 1/2% through October 1, 2000. After October 1, 2000, interest on the loan will be adjusted quarterly and will accrue at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The loan to SPX is unsecured and SPX's ability to repay the amount due will be subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

The Company is exposed to foreign currency fluctuation relating to its foreign subsidiaries. The Company does not maintain any derivative financial instruments or hedges to mitigate such fluctuation.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. We are not a party to any pending legal proceedings that we believe will materially impact the Company's financial condition, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On September 21, 2000, the Company, in its initial public offering, sold 7,700,000 shares of its Class B common stock at a price of $16.00 per share. The shares were sold pursuant to a Form S-1 Registration Statement (Registration No. 333-38592) that was declared effective by the Securities and Exchange Commission on September 21, 2000. Salomon Smith Barney, Bear, Stearns & Co., Inc. and Chase H & Q were the managing underwriters of the offering. The underwriters subsequently exercised their option to purchase 1,155,000 additional shares of the Company's Class B common stock at $16.00 per share and closed on the purchase of all 8,855,000 shares on September 27, 2000. The gross proceeds from the offering were $ 141.7 million and the aggregate net proceeds to the Company from the offering were approximately $131.8 million after deducting approximately $9.9 million in underwriting discounts and commissions paid to the underwriters. In addition to underwriting discounts and commissions, we have estimated that we will pay approximately $2.1 million in expenses associated with the offering, including registration fees, costs of printing and engraving, and legal and accounting costs.

Since completing the initial public offering on September 27, 2000, the Company used $55.7 million of the net proceeds to repay the principal and interest due on each of three loans made to the Company by its parent, SPX, in funding the Company's acquisitions of TCS and STI, two European systems integration businesses, Varcom, a provider of advanced network monitoring and management tools, and Computerm, a provider of storage area network channel extension products. The Company, in connection with these acquisitions, had borrowed $54.9 million from SPX at the prime rate plus one-half percent.

The remaining $74.0 million of the proceeds will be used for general corporate purposes. Pending this use, the Company invested $15.0 million of the proceeds in investment grade securities and loaned the remaining $59.0 million to SPX, under a demand note, for use in the daily cash management program administered by SPX. At September 30, 2000, the balance due from SPX under the demand note was $57.5 million. Interest accrues quarterly on this note at 8 1/2% through October 1, 2000. After October 1, 2000, interest on the loan will be adjusted quarterly and will accrue at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The loan to SPX is unsecured and SPX's ability to repay the amount due will be subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement.

Except as described herein, none of the net proceeds of the offering or the offering expenses paid by the Company were paid, directly or indirectly, to any director or officer of the Company or their associates, to persons owning ten percent or more of any class of the Company's securities or to any affiliates of the Company.

ITEM 5. OTHER INFORMATION


(a)  EXHIBITS:


   *3.2  -  Amended and Restated By-Laws of Inrange Technologies Corporation
            (Exhibit 3.2 to the Form S-1 Registration Statement (No. 333-38592)).

   *3.3  -  Amended and Restated Certificate of Incorporation of Inrange
            Technologies Corporation (Exhibit 3.2 to the Form S-1 Registration
            Statement (No. 333-38592)).

   *4.1 - Form of Inrange Technologies Corporation Class B common stock certificate (Exhibit 3.2 to the Form S-1 Registration Statement
            (No. 333-38592)).

  *10.1  -  Tax Sharing Agreement, between Inrange Technologies Corporation and
            SPX Corporation (Exhibit 10.1 to the Form S-1 Registration
            Statement (No. 333-38592)).

  *10.2  -  Management Services Agreement, between Inrange Technologies
            Corporation and SPX Corporation (Exhibit 10.2 to the Form S-1
            Registration Statement (No. 333-38592)).

  *10.3  -  Registration Rights Agreement, between Inrange Technologies
            Corporation and SPX Corporation (Exhibit 10.3 to the Form S-1
            Registration Statement (No. 333-38592)).

  *10.4 - Trademark License Agreement between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.4 to the Form S-1 Registration
            Statement (No. 333-38592)).

  *10.5  -  Reseller Agreement, dated October 29, 1999 between Inrange
            Technologies Corporation and Ancor Communications, Inc. (Exhibit
            10.5 to the Form S-1 Registration Statement (No. 333-38592)). ++

  *10.6  -  Technology License Agreement dated September 24, 1998 between Inrange
            Technologies Corporation and Ancor Communications Inc. (Exhibit 10.6 to the Form S-1 Registration Statement (No. 333-38592)). ++


  *10.7   -  Letter Agreement dated November 23, 1999 between Inrange Technologies
             Corporation and Ancor Communications Inc. (Exhibit 10.7 to the Form S-1
             Registration Statement (No. 333-38592)). ++

  *10.8   -  Loan Agreement, between Inrange Technologies Corporation and SPX
             Corporation (Exhibit 10.9 to the Form S-1 Registration Statement
             (No. 333-38592)).

  *10.9   -  Employee Matters Agreement, between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.10 to the Form S-1 Registration
             Statement (No. 333-38592)).

  *10.10  -  Inrange Technologies Corporation 2000 Stock Compensation Plan
             (Exhibit 10.8 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.11  -  Inrange Technologies Corporation Employee Stock Purchase Plan
             (previously filed as Exhibit 4.3 to the Company's Registration
             Statement (No. 333-46402) on Form S-8).

   10.12  -  Inrange Technologies Corporation Executive EVA Incentive Compensation Plan.

   27     -  Financial Data Schedule

*  Incorporated by reference, as indicated.

++ Portions of these exhibits have been omitted pursuant to the Commission's grant of a request for confidential treatment

(b)  REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INRANGE TECHNOLOGIES CORPORATION

Date: November 9, 2000              By:      /s/ JAY ZAGER
                                             ----------------------------------
                                             Jay Zager Executive Vice President
                                             and Chief Financial Officer (duly
                                             authorized officer and principal
                                             financial officer)