Form 10-K
period 2000-12-31
INRANGE TECHNOLOGIES CORP
filed 2001-04-02
CIK 1114674

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 205494

                               -----------------

                                   FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO
                                          --------    --------
                        Commission file number 000-31517

                        INRANGE TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                       06-0962862
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

   100 MT. HOLLY BY-PASS, P.O. BOX 440
              LUMBERTON, NJ                                      08048
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (609) 518-4000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                Class B Common Stock, par value $0.01 per share.


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of our Class B common stock held by non-affiliates of the registrant as of March 9, 2001, was approximately $119,479,939. The number of shares of Class B common stock outstanding on that date was 8,855,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated April 4, 2001 for the Annual Meeting of Stockholders to be held on April 20, 2001 are incorporated by reference into Part III.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We design, manufacture, market and service switching and networking products for storage, data and telecommunications networks. Our products provide fast and reliable connections among networks of computers and related devices. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. This is highlighted by the FC/9000, which is the flagship of our IN-VSN product family. Our FC/9000, which we recently announced can be scaled up to 128 ports, is the largest storage network switch available that operates under the Fibre Channel communication standard. The FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. Our products are designed to be compatible with various vendors' products and multiple communication standards and protocols. We have installed our products at over 2,000 sites in over 90 countries. We distribute and support our products through a combination of our direct sales and service operations and indirect channels.

         Our 32-year history began in 1968 with the formation of Spectron Corp., an early provider of data transmission testing equipment. In 1983, Telenex Corporation acquired Spectron's business. In 1986, General Signal Corp. purchased Telenex. In 1996, General Signal consolidated several of its subsidiaries specializing in the communications industry into General Signal Networks, a wholly owned subsidiary of General Signal. In July 1998, General Signal Networks was renamed Inrange Technologies Corporation in order to create a new brand name for the combined businesses. In October 1998, SPX Corporation acquired General Signal, including its Inrange subsidiary.

         Following our acquisition by SPX and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and consolidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and reduced headcount in non-strategic areas. These actions were substantially completed by July 1999.

         In June 2000, we acquired two European distribution businesses, expanding our direct sales and customer service presence in France, Switzerland, Belgium and Luxembourg. In August 2000, we acquired selected assets of Varcom Corporation, to expand our offerings of advanced local area network and wide area network monitoring and management tools, and substantially all of the assets of Computerm Corporation to add its channel extension products to our suite of storage area networking products.

         In September 2000, we completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128.2 million.

MARKET OPPORTUNITY

         Over the last decade, the volume of information that is transmitted, captured, processed and stored over storage, data and telecommunications networks has increased as a result of a number of factors, including:

         -    the emergence of the Internet and the growth of e-commerce;

         - the increased use of data-intensive applications such as enterprise resource planning, data warehousing and data mining;

         -    the decreasing cost of on-line data storage;

         -    the growth of wireless communication; and

         -    the availability of lower cost, higher bandwidth communications.

         As enterprises have become more dependent on storage, data and telecommunications networks, the demands on the networks have intensified, with enterprises requiring constantly available communication, immediate access to information and fast, complex data processing. Today, many enterprises operate their networks 24 hours a day, 7 days a week, with limited time for maintenance and upgrades. Given the cost to a business from the disruption caused by the failure of a network that is critical to a business' operations, enterprises are committing substantial financial resources and personnel to reduce network failures. The cost and complexity associated with maintaining networks are significantly increased as networks become larger and by the fact that most enterprises manage three separate networks: a storage network, a data network and a telecommunications network. Many enterprises are seeking ways to reduce the costs of, and improve the efficiency and manageability of, their networks. We believe that the trend towards increasing the efficiency and manageability of these networks will eventually result in their convergence into a single network.

STORAGE NETWORKS

         According to International Data Corporation, the amount of information that enterprises are capturing and storing has approximately doubled annually over the past several years and is projected to increase at a compound annual growth rate of 82% through 2003. As a result, enterprises are faced with unprecedented challenges for managing this information and transmitting it at increasingly fast speeds. Storage networks have developed to address these needs by more easily and efficiently permitting several computers to share access to information storage devices.

         Storage networks may be separated into two categories:

         - networks within a single location or small area, which are referred to as storage area networks; and

         - networks that extend across multiple locations or a wider area that combine multiple storage area networks, which are referred to as virtual storage networks.

         The emerging industry standard protocol for storage networks is called Fibre Channel. Fibre Channel is a standard for transmitting large amounts of information at speeds in excess of one billion bits, or one gigabit, per second. Fibre Channel was developed in 1988 and since then has been increasingly endorsed by the storage industry because it can connect to different platforms and operates with greater functionality and speed than many other protocols.

         Many enterprises have not yet converted their storage networks to Fibre Channel protocol because the large amounts of the information they store on storage systems connected to mainframe computers are not currently compatible with Fibre Channel. In fact, according to a report issued in November 1999 by International Data Corporation, approximately 70% of the information stored by enterprises resides on mainframe systems. As a result of the benefits of the Fibre Channel protocol, we believe that the conversion of these storage networks to Fibre Channel will drive growth of high-end

Fibre Channel switches, referred to as directors. As compared to other switches, directors are more scalable and are capable of simultaneously connecting a large number of ports without interfering with one another. Furthermore, directors are highly reliable, with no single point of failure. We believe that there is a need in the market for Fibre Channel directors to provide the reliability, availability and scalability to manage storage applications that are critical to a business' operations and that have previously been performed within a mainframe environment.

         In a report issued in April 2000, International Data Corporation estimated that the Fibre Channel market for storage area network hubs and switches will increase from $236 million in 1999 to $2.8 billion by 2003, a compound annual growth rate of 85%. International Data Corporation also projected that the market for director-class switches will be the fastest growing segment of the Fibre Channel market, increasing from $52 million in 1999 to $1.4 billion by 2003, representing a compound annual growth rate of 129%. In the same report, International Data Corporation indicates that director-class switches will maintain a price premium over the next lower segment of Fibre Channel switches for the foreseeable future, which we believe is a result of the enhanced scalability, functionality and reliability of director-class switches.

         As the amount of information that is being stored and transmitted increases, it is becoming more important for enterprises to create virtual storage networks so that the stored information can be accessed by users spread over large distances. Channel extenders and optical networking platforms are components of virtual storage networks. Channel extenders increase the distances over which information can travel in a storage network. Optical networking platforms reduce the costs of sending information over long distances by combining up to 32 channels of information onto a single fiber. International Data Corporation estimates that the market for all mainframe and client server storage area network components will grow from approximately $3.4 billion in 1999 to approximately $13.8 billion by 2003, representing a compound annual growth rate of 42%.

Data Networks

         The increasing amount of information being processed, combined with user demands for enhanced computing performance, have led to the creation of data networks. A data network consists of computers connected to each other for the purpose of sharing information and applications. Switches, known as matrix switches, allow the computers in a data network to communicate. Two common types of data networks are:

         - local area networks, which are networks of computers that are located in a small area; and

         - wide area networks, which are networks of computers that are dispersed geographically.

         As the demands for speed and reliability of local area networks and wide area networks have increased, these networks have become more complex. Complex networks require better management tools to maintain and raise their performance and to increase their reliability. Network managers use many tools to test and manage networks. The deployment and use of these tools is still largely a manual task, requiring highly paid personnel to be present at geographically dispersed network sites in order to attach, configure and run these tools. We believe that enterprises are looking for products that will permit centralized network management to reduce the amount of time that their personnel must devote to maintaining their networks. The market for enterprise data network management products is large and stable.

Telecommunications Networks

         Over the past decade there has been tremendous growth in the use of telecommunications networks. This growth, as well as increased access to capital and significant global deregulation, has led to intensified competition and the emergence of many new telecommunications carriers. Greater competition and new technology have reduced prices for basic telecommunications service and resulted in carriers seeking to differentiate themselves and generate profits through advanced, value-added services. These services include caller ID, call forwarding and sophisticated monitoring and billing systems.

         The introduction of additional value-added services, the transition from analog to digital traffic, and the increase in telecommunications network traffic have all increased the complexity of telecommunications networks. All of these factors increase the need for better network management and diagnostic systems that can reliably test and monitor telecommunications networks without impacting their performance. International Data Corporation estimates that the market for telecommunications network management products will grow from approximately $1.8 billion in 1999 to $3.1 billion in 2003, representing a compound annual growth rate of 15%.

Network Challenges

         The fundamental challenges facing network administrators are the same: networks are growing in size and complexity but must be increasingly more reliable, accessible and scalable. Networking costs are increasing and qualified information technology personnel are becoming more scarce and costly. As a result, efficient network management solutions are in demand. This in turn creates demand for products and services from companies like ours that have the experience and expertise to manage these disparate networks.

OUR SOLUTIONS

         We provide high-end networking products and related services for storage, data and telecommunications networks. We design our products to provide reliability, accessibility and scalability to address the challenges facing network managers. We believe that we have differentiated ourselves from our competitors through our technological expertise and by offering networking products and related services that are compatible with both emerging industry standards and proprietary legacy technologies. The following are the products and services that we provide for the three networks:


         - Storage Networks. Our IN-VSN family of directors, switches, channel extenders and optical networking products are critical to storage networks because they direct, or facilitate the transport of, data between storage devices, computers and other networks. We focus on applications where reliability and continuous availability are essential. Our products are compatible with popular storage network communication standards, including ESCON and Fibre Channel.

         - Data Networks. Our Universal Touchpoint family consists of switches, control systems and management applications used in data networks. These products provide real-time test, access and monitoring functions that are critical to maintaining a data network's high level of service. Our products and related services are tailored to very large data networks as evidenced by our 24,000-port Mega-Matrix switch, the industry's largest switch.

         - Telecommunications Networks. We offer our 7-View family of products for monitoring telecommunications networks. Our 7-View surveillance system monitors telecommunications networks in order to permit the network operators to provide functions such as call tracing, fraud detection and billing verification and enhances carriers' ability to operate advanced billing, sales and marketing programs, fraud prevention and call routing.

OUR COMPETITIVE STRENGTHS

         We believe that the following attributes of our products and our company position us to take advantage of market opportunities:

Experience with High-End Storage, Data and Telecommunications Networks

         Our focus on providing high-end, large-scale, fault-tolerant products for storage, data and telecommunications networks allows us to apply our expertise across networks and architectures. This enables us to design our products to be compatible with various vendors' products and multiple communication standards and protocols. For example, we used our experience with the ESCON protocol to employ a technology in our IN-VSN Fibre Channel products that allows both Fibre Channel and ESCON storage network protocols to be switched and managed by a single director.

Leadership in High-End Fibre Channel Products

         We are a leading provider of director-class switches that operate under the Fibre Channel communication standard. In April 2000, we began shipping the industry's first Fibre Channel director-class switch with 64 ports, the IN-VSN FC/9000. In March 2001, we announced the general availability of our 128 port FC/9000. The FC/9000 and identical units we produce for original equipment manufacturers are the largest Fibre Channel switches currently available. The FC/9000 provides a platform from which enterprises can establish storage networks that have the scalability, flexibility and reliability to manage applications that are critical to a business' operations.

Extensive Installed Customer Base

         We have installed our products at over 2,000 sites in over 90 countries, primarily in Fortune 1000 businesses and other large enterprises. Our long relationships and close collaboration with our customers provide us with direct insight into their changing requirements and enable us to remain abreast of market developments.

Research and Development Expertise

         Our research and development program is focused on the development of new and enhanced systems and products that can accommodate emerging information transmission protocols while continuing to accommodate legacy technologies. We believe that the substantial investment we have made in our research and development department has led to our development of hardware and software that positions us to capitalize on emerging technologies and standards, such as Fibre Channel, FICON and Infiniband, while continuing to accommodate legacy technologies, such as ESCON.

Significant Direct Sales Resources

         Our large direct sales force maintains close relationships with our customers and, together with our systems engineering department, provides comprehensive pre- and post-sales support.

Service and Support Capabilities

         Our service organization provides our customers with resources that help them address often complex and challenging technical issues. We provide assistance in network design, site surveys, preventive maintenance, repair and training.

Established International Presence

         In conjunction with our indirect sales channels, our internationally based sales and service professionals generated sales to international customers that represented approximately 40% of our total revenue during 2000. Our international presence allows us to meet the broad geographic needs of our customers. We use our direct sales channel, alliances and an established network of distributors and resellers to provide sales and support in over 90 countries worldwide.

OUR STRATEGY

         We intend to capitalize on our competitive strengths by pursuing the following strategies:

Leverage Our Intellectual Capital Across Storage, Data and Voice Networks

         We seek to leverage our intellectual capital and intellectual property across the storage, data and telecommunications networks. In the short term, this allows us to share common competencies in scalable, complex systems across these networks. We believe that over the long-term this experience will position us to identify, establish and capitalize on current and emerging trends and technologies in network management and architecture.

Cross-sell to Existing Customer Base

         We believe that there are significant opportunities for selling additional products and providing additional services to our existing customer base. For example, we believe that our large ESCON customer base has a significant need for Fibre Channel storage networks. We believe that this presents an attractive targeted customer base for our FC/9000. In addition, these customers are also creating virtual storage networks to implement more effective disaster recovery and business continuance procedures. We believe that this presents an attractive targeted customer base for our channel extender and optical networking products. In addition, customers are also faced with managing data networks of increasing scale and complexity, and we intend to target this base of customers with our Universal Touchpoint offerings.

Expand Our Consulting Business

         To expand and improve upon our maintenance and support service business, we are making significant investments in expanding our consulting business. We provide value-added consulting services to enable turnkey deployments of our products. These consulting services include storage area network assessment and design and disaster recovery planning and implementation. We believe that there is a significant opportunity for us to grow and expand our consulting business as a result of the scarcity of skilled information technology personnel and the high cost of maintaining internal information technology departments.

         In January 2000, we completed the acquisition of Prevail Technology to complement our professional services' offerings by adding expertise in designing and implementing high availability solutions for IT infrastructures.

Drive Enhanced Features and Functions with Software

         We consistently allocate a majority of our research and development budget to software development. By introducing features and functions through new versions of software, we reduce our time-to-market for new products and for enhancements of current products. Software applications also enhance the functions of our products, which, we believe, distinguish them from those of our competitors.

Expand Alliances and Indirect Channels of Distribution and Pursue Strategic Acquisitions

         We pursue a multi-tiered strategy to leverage our market presence and resources with the activities of other industry leaders. In addition, we actively participate in standard-setting organizations to remain at the forefront of industry developments and emerging technologies. These alliances help us design our products and management systems to function seamlessly with key offerings from other industry leaders. For example, our storage networking products are compatible with storage products produced by leaders such as EMC, Hitachi, and IBM, and our storage management control systems operate with major software platforms from vendors such as Tivoli and Veritas. To extend the reach of our sales channels, we intend to continue to recruit resellers worldwide. We are investing in an original equipment manufacturer sales channel in order to increase sales of our products to high-volume sellers of networking solutions where we believe we bring value to their core offerings. In addition, we may pursue strategic acquisitions to add economies of scale and technical expertise, to reduce time to market and to increase our access to target markets.

OUR PRODUCTS AND TECHNOLOGY

         Our products are designed to address the explosive growth of the volume of information that is captured, processed, stored and manipulated over storage, data and telecommunications networks, and to enhance the management capabilities of these networks as they become increasingly essential to business success. We offer our customers product families in each of the key network environments to provide comprehensive solutions to assist them in managing their networks. Our key product families are:

         - IN-VSN family of directors, switches, channel extenders and optical networking products for storage networks;

         - Universal Touchpoint family of matrix switches, control systems and management applications used for management of data networks; and

         - 7-View family of equipment for monitoring telecommunications networks.

Storage Networking Products

         Our IN-VSN family of products provides a platform from which our clients can build large and scalable storage networks. Storage networks that use our IN-VSN products and related services are able to transmit information among various manufacturers' products and can be managed from a central location. This allows users of our IN-VSN products to increase the size of their networks as their needs grow. Key aspects of our IN-VSN products are high reliability, availability, and scalability with the design to operate across Fibre Channel, FICON and ESCON technologies. Our IN-VSN director and switch products facilitate large, storage networking for both the mainframe and client/server markets for applications that are critical to a business' operations. Our channel extension and wave division multiplexing (WDM) products facilitate the transport of data over extended distances.

         Our FC/9000 Fibre Channel director, which we began shipping in April 2000, expands storage area networks into applications that are critical to a business' operations. Key features of the FC/9000 are:

         - 128-port capability (announced March 2001), currently the largest switch available;

         -    full duplex, 1 gigabit/second throughput;

         - low switching delay available at less than 3.0 millionths of a second;

         - redundancy of all critical systems to guarantee uptime for applications which are critical or essential to a business' operations;

         - modular design, which allows easy and flexible reconfiguration into a larger switch;

         - a graphical user interface control system to allow for easy configuration and management; and

         - a technology roadmap to increase the number of ports beyond 128, eventually to 256.

         The CD/9000 director is our switching solution for mainframe systems and is based on the established ESCON network protocol. Our CD/9000 permits customers to scale their mainframe-based ESCON storage networks and transition them to enable communication with emerging FICON and Fibre Channel standards. As a result, customers can leverage their investments in their legacy networks and access and manage large amounts of information. We believe that our CD/9000 is particularly well positioned to address these trends and has significant advantages over our competitors' ESCON directors, including:

         -    the largest connection capability available at 256 ports;

         - the only ESCON director with the adaptability to switch Fibre Channel networks;

         - features that expand connectivity and increase utilization of fiber optic port bandwidth; and

         - a graphical user interface control system for easy configuration and management.

         We have entered into multi-year alliances with two manufacturers of optical networking systems, ADVA Optical and Sorrento Networks. We sell the wave division multiplexing (WDM) and dense WDM (DWDM) products of both companies as part of our IN-VSN family of storage networking products. WDM products facilitate the creation of virtual storage networks by reducing the costs of sending information over long distances. WDM accomplishes this by combining up to 32 channels of information onto a single optical fiber, thereby substantially increasing the bandwidth on a fiber optic link, and substantially reducing the costs of transmitting data long distances over fiber links.

         Our Storage Networking System channel extension products facilitate the creation of virtual storage networks by extending the distances over which information can travel. By geographically separating storage operations, enterprises can execute such functions as offsite storage backup and recovery, disaster situation business continuance, and cooperative business-to-business information processing.

         The following table provides information on our IN-VSN family of storage networking products.


PRODUCT MODEL AND DESCRIPTION          APPLICATION                              ADVANCED FEATURES
- ---------------------------------------------------------------------------------------------------------------
FC/9000 FIBRE CHANNEL DIRECTOR         Storage area network applications,       -  128 ports
Fibre Channel storage area network     including server, data warehousing and   -  1 gigabit/sec per port
switching and management               tape backup                              -  Scalable into a fabric of
                                                                                   multiple switches

CD/9000 ESCON Director                 Networking between mainframe class       -  256 ports
ESCON switching                        computers and storage devices over       -  Redundancy and fault
                                       fiber links                                 tolerance
                                                                                -  Graphical user interface
                                                                                -  Fibre Channel port adapter

OPTICAL NETWORKING PLATFORM            Linking storage devices over long        -  32:1 multiplexing
WDM, DWDM products                     distances                                   capability
                                                                                -  4:1 ESCON multiplexing

STORAGE NETWORKING SYSTEM              High speed dual path extension           -  T1, T3, OC3 capability
Channel extension products                                                      -  Dual path remote
                                                                                   mirroring applications


Data Networking Products

         Our data network products are management tools for large data networks. Our matrix switches provide network managers with the real-time ability to switch information streams between different computer processors and between different network hubs, based on availability and performance. Our Universal Touchpoint matrix switching platform provides network managers with the ability to centrally monitor, diagnose, and manage their data networks, thereby reducing the number of network technicians and amounts of test equipment that are required to maintain data networks.

         Our MD/9000 message director facilitates connectivity between legacy mainframe and client/server systems. The MD/9000 demonstrates the benefit of our expertise across multiple network environments, as some of the key technical aspects of the MD/9000 are based on intellectual capital gained from our experience in storage networking. The MD/9000 is in its early stages of commercial availability.

         The following table provides information on our data networking products.

PRODUCT MODEL AND DESCRIPTION          APPLICATION                              ADVANCED FEATURES
- ---------------------------------------------------------------------------------------------------------------
UNIVERSAL TOUCHPOINT 2700/2800         Data center communications               -  Scalable local area
Versatile matrix switch;               management for disaster recovery            network/wide area network switch
physical network management            and test access; central site            -  Up to 4,000 wide area
platform                               management of distributed data              network ports and 3,000 10Mbps
                                       networks                                    Ethernet ports or 2000
                                                                                   megabyte per second Token Ring
                                                                                   ports
                                                                                -  Remote control from
                                                                                   multiple stations



MEGA-MATRIX SWITCH                     Disaster recovery                        -  Scalable switch of up to
High capacity matrix switch                                                        24,000 ports

MD/9000 MESSAGE DIRECTOR               Allows legacy data and                   -  Mainframe connects through
Enterprise application                 applications to be accessed by              a standard input/output
integration software                   various systems, including                  interface, while the network
                                       client/server                               connects through a middleware
                                                                                   messaging interface
                                                                                -  Permits legacy
                                                                                   communication without
                                                                                   re-writing legacy applications

Telecommunications Networking Products

         Our 7-View family of products permits both large and small telecommunications carriers to enhance network availability and performance by accessing the Signaling System Seven monitoring system, which captures and provides information about telecommunications traffic. As a result, our 7-View products enable carriers to provide telecommunications business applications such as fraud detection, call tracing and billing verification.

         The following table provides information on our telecommunications networking products.


PRODUCT MODEL AND DESCRIPTION          APPLICATION                              ADVANCED FEATURES
- ---------------------------------------------------------------------------------------------------------------
7-VIEW SURVEILLANCE SYSTEM             Early warning of network outages.        -  Remote monitoring of 32
Monitoring of telephone                Call tracing and fraud detection.           ports per unit and 10,000
signaling systems                      Billing verification                        links per system
                                                                                -  Local storage of recorded
                                                                                   data

NETWORK CHANNEL OFFICE EQUIPMENT       In line performance monitoring           -  Format conversion
(NCOE)                                 for quality of service                   -  Alarm monitoring
Network probe for network              measurement                              -  Measurement of error free
quality assurance                                                                  seconds
                                                                                -  Local data memory

NETWORK MANAGEMENT                     Bridged performance monitoring           -  Alarm monitoring
System for network quality assurance   for quality of service                   -  Performance monitoring
                                       measurement                              -  T1/E1; T3/E3; OC3/SDH



CONSULTING SERVICES AND PRODUCT SUPPORT

         Our global services and support organization of approximately 254 customer service and support personnel and systems engineers provide a variety of network consulting services and product maintenance and technology support. Given the rapid evolution of communication and networking technologies and the increasing cost our customers face to develop adequate internal networking expertise, we believe that there will be increasing demand for these services. We believe that our expertise in advanced technologies across the three major networks, combined with our installed, high-end customer base, positions us to compete effectively for consulting services business. In connection with sales of our products we offer:

         -    storage area network assessment, design and development services;

         -    datacenter audit and fiber infrastructure services; and

         - disaster recovery and business continuance assessment, planning and implementation.

         Our product support business is comprised of our support staff in conjunction with a network of international distributors that provide supplemental product support in select international markets. Purchasers of our equipment typically enter into service contracts with us and often use our service organization in the assessment, planning, implementation, and maintenance of their enterprise networking systems.

RESEARCH AND DEVELOPMENT

         In order to maintain and increase our position in the markets in which we compete, we place considerable emphasis on research and development to expand the capabilities of our existing products and to develop new products and product lines. Because we are focused on large-scale products that are critical to a business' operations, we believe that our future success will depend upon our ability to maintain our technological expertise and to introduce, on a timely basis, enhancements to our existing products and new commercially viable products that will continue to address the needs of our customers. Although, as a result of our restructuring initiatives, our research and development expense decreased in 1999 and through the first quarter of 2000, we expect research and development expenses to increase in the future.

         During 2000, our total gross research and development expenditures were $29.3 million, of which $22.6 million were charged to expense and $6.7 million were capitalized under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Our research and development program is focused on the development of new and enhanced systems and products that can accommodate emerging data transmission protocols while continuing to accommodate current and legacy technologies.

RELATIONSHIP WITH QLOGIC

          Since 1998, we have been a party to a technology license with Ancor Communications, Inc., which was acquired by QLogic Corporation in August 2000, that provided us with a license to use technology that Ancor developed, including Applications Specific Integrated Circuits, or ASICs, for use in our FC/9000. We recently entered into a memorandum of understanding with QLogic on the terms of a new agreement that will supersede certain provisions of the prior technology license. Pursuant to the new agreement, QLogic will develop new features for our existing FC/9000, based on the ASICs and technology we currently license from QLogic. We also agreed to have QLogic design and license to us some of the components for our next generation FC/9000, which will contain QLogic's new 2 gigabit ASIC, and supply us with our requirements of those components. In exchange for these various product designs, appropriate technology licenses and a supply of our requirements of components, we have agreed to pay QLogic additional fees and royalties.

         We have also been a party, since 1999, to a reseller agreement with Ancor under which we appointed Ancor as a non-exclusive reseller of the FC/9000 and gave Ancor the right to purchase our FC/9000 at a significant discount for resale into its distribution channels. The reseller agreement was amended by the memorandum of understanding to give us the direct sale into certain of QLogic's non-OEM distribution channels. In addition, we will be QLogic's preferred provider for service on the FC/9000, and the parties have agreed to jointly market their offerings.

         We have had an original equipment manufacturer agreement with Ancor that did not change as a result of the memorandum of understanding. This agreement appoints us as a non-exclusive, worldwide reseller for certain Ancor, now QLogic, products, including its 8 and 16 port Fibre Channel switches.

CUSTOMERS

         We have installed our products at over 2,000 sites in over 90 countries, including many of the largest public and private users of information technology. We have a global diversified customer base, consisting primarily of corporate enterprises such as telecommunications carriers, airlines, banks and original equipment manufacturers. We believe that there are significant opportunities for selling additional products and providing additional services to our existing customer base.

         During the year ended December 31, 2000, our top 20 customers accounted for 37% of our revenue. No one customer accounted for more than 6.6% of total revenue.

INTELLECTUAL PROPERTY

         We believe that our success and ability to compete depend in part upon our ability to develop and protect the proprietary technology contained in our products. To protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, contractual rights, trade secrets, know-how and understanding of the market. For example, proprietary information disclosed by us in the course of our discussions with suppliers, distributors and customers is generally protected by non-disclosure agreements.

         We own 26 U.S. patents, have 5 additional patent applications pending with the U.S. Patent and Trademark Office, and are in the process of preparing 11 patent applications.

         We have also been granted registration protection for a number of trademarks, including our corporate logo and products such as Mega-Matrix and CD/9000 and have filed additional applications for our newer product names such as Universal Touchpoint, FC/9000 and MD/9000.

MANUFACTURING AND OPERATIONS

         In December 2000, we began moving our operations from our former facilities in Mt. Laurel, New Jersey to our new facility in Lumberton, New Jersey. The transition was completed in early February 2001. By late February 2001, we had also consolidated the manufacturing of all channel extension products in our Lumberton plant. Previously, some of the channel extension products were manufactured in Pittsburgh.

         We assemble printed circuit boards and complete the assembly of most of our products at our Lumberton facility. We carry out full system testing prior to shipping products to customers. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of the components. We have the FC/9000 manufactured for us by Sanmina Corporation, one of the largest third-party providers of customized integrated electronic manufacturing services. We decided to outsource the manufacturing of the FC/9000 to Sanmina because our capacity constraints at the old facility, together with our volume expectations for sales of this product, made outsourcing the manufacturing of the FC/9000 a more efficient proposition than the outsourcing of other legacy products. While we will use Sanmina for final product assembly, we maintain key component expertise internally. We design and develop the key components of the FC/9000, including software, as well as certain details in the fabrication and enclosure of our products.

         We obtain materials for our manufacturing from suppliers and subcontractors, with an emphasis on quality, availability and cost. For most components, we have alternate sources of supply, although these products could become difficult to obtain in the future, based on market conditions for those items or technology changes. We have only a single source for the ASICs that are used in our FC/9000 directors, and this reliance on a single source for these devices could limit our flexibility and responsiveness to change with respect to that product.

SALES AND MARKETING

         We bring our products to market via a multi-tiered approach, which includes a global direct sales force, a global distribution network and sales to original equipment manufacturers.

         - Direct Sales. The majority of our current business is generated by our direct sales organization, which has offices in the United States, Canada, the United Kingdom, Germany, Switzerland, Belgium, France and Italy. As of December 31, 2000, we had 204 personnel in our sales and systems engineering department.

         - Distribution Sales. We manage a worldwide network of distributors, resellers and alliance partners. This network allows us to cost-effectively expand the reach of our sales and service channels.

         - Original Equipment Manufacturers Sales. We have recently established a team of employees dedicated to enhancing existing relationships with original equipment manufacturers and expanding the number of relationships we have with original equipment manufacturers. Although our sales through the original equipment manufacturer channel have not been significant to date, we believe that there is opportunity to increase sales through this channel.

         We believe that selling our products through three channels allows us to expand our sales by reaching customers we would not be able to reach with a single sales channel. In addition, having multiple sales channels reduces the adverse effect that weakness in any single sales channel may have on our financial condition.

         Our marketing strategy is to establish brand and product recognition and maintain our reputation as a provider of technologically advanced, high quality products and related services for our customers needs. Our marketing efforts are directed principally at developing brand awareness and include a number of programs, including the following:

         - participating in industry trade shows, technical conferences and technology seminars;

         -    web site marketing;

         -    education and training;

         - publishing technical and educational articles in industry journals;

         -    advertising; and

         - distributing newsletters and other educational materials to our customers.

COMPETITION

         The markets in which we sell our products are highly competitive. We believe that these markets will continue to be competitive and will be continually evolving and subject to rapid technological change. We believe that the principal competitive factors in each of the markets in which we compete are:

         -    product performance, reliability, scalability and features;

         -    industry relationships;

         -    timeliness of product introductions;

         -    customer service and support;

         -    adoption of emerging industry standards;

         -    price;

         -    brand name; and

         -    size and scope of distribution network.

         We believe that we compare favorably with our competitors with respect to many of these competitive factors.

         In the storage networking products market, we compete against a number of larger server and storage providers in each of the market segments in which we are active. Our principal competitor for ESCON storage switches is IBM. Our principal competitor for channel extension products is CNT. Our principal competitors for wave division multiplexing products are IBM/Nortel, Pandatel, Finisar, and ONI. While the Fibre Channel switching market has yet to develop fully, we believe that the market for our products will be highly competitive, continually evolving and subject to rapid technological change. In the Fibre Channel storage area network switch market, we compete principally against Brocade Communications and McDATA. We also face competition from manufacturers of Fibre Channel hubs, including Gadzoox Networks and Vixel Corporation. As the market for storage area network products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment who may enter the storage area network market with their own switching products.

         The data networking market is highly competitive and subject to continual technological change. Our principal competitor for our matrix switches is Cornet. We also face competition from major systems integrators and other established and emerging companies.

         The market for telecommunications network management equipment is relatively new, but is highly competitive and is subject to rapid technological change, evolving industry standards and regulatory developments. We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services they offer. Our principal competitors in this sector are Hewlett Packard, Inet, and Tekelec. The market for test, access, and measurement products is similarly highly competitive. In this sector, we compete with companies such as Hekimian, Applied Digital Access and Dynatech. As the market for these products grows, we may face competition from emerging telecommunications networking providers.

EMPLOYEES

         As of December 31, 2000, we had 926 employees, including contract employees. Our employees are not represented by any labor unions. We have experienced no work stoppages and believe that our relationship with our employees is good.

         Competition for qualified personnel in the storage, data and telecommunications industries is intense. We have established a number of programs in order to help us attract highly skilled employees.

We have an active college relations program with several universities for developing and attracting talented technical personnel. We have three geographically dispersed research and product development centers, which allows us to attract talent from different geographical areas.

         As part of our effort to retain our employees, all newly hired employees undergo initial training to learn our business methods and understand our baseline concepts and expectations regarding quality. We believe this training is crucial to creating a unified culture throughout our organization. We provide all employees with continual updates on the newest technologies and also encourage employees to participate in internal and external training classes.

         Our success in attracting and retaining highly skilled employees is evidenced by the fact that the engineers in our research and development department, on average, have been with us for more than seven years and over one-fourth of them hold masters or higher degrees.

ITEM 2.  PROPERTIES

         We recently moved our corporate offices to Lumberton, New Jersey, where we lease approximately 162,000 square feet of office space to accommodate our headquarters, manufacturing, marketing and New Jersey-based research and development staffs. We have an option to expand this facility to up to 200,000 square feet. The lease continues through January 31, 2011. We believe that the Lumberton facility will provide sufficient space for us for the foreseeable future. Our various leases at the Mt. Laurel, New Jersey facilities, covering 62,000 square feet of office space and 66,000 square feet of manufacturing space, terminated in January and February 2001, respectively.

         We lease approximately 42,000 square feet in Shelton, Connecticut, for our research and development department, our product verification laboratory and a sales and service center; 3,300 square feet of office space in Westford, Massachusetts, for research and development efforts associated with some of our telecommunications products; and, 6,120 square feet of office space in Fairfax, Virginia in connection with our data networking and telecommunications networking products.

         We own a 28,800 square foot building in Pittsburgh, Pennsylvania that houses marketing and customer support of our channel extension products. We also lease 3,108 square feet of warehouse space in Pittsburgh, Pennsylvania for offsite storage.

         We lease office space from time to time for our regional sales offices. These leases typically provide for an initial lease term with a number of successive renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to renew these leases or lease other space on approximately equivalent terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ADDITIONAL ITEM - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         As of March 1, 2001, our directors were:

         JOHN B. BLYSTONE, 47, has been a member of our board of directors since June 2000. He has been Chairman, President and Chief Executive Officer of SPX Corporation since 1995. From July 1994 through December 1995, he served as President and Chief Executive Officer of Nuovo Pignone, an 80% owned subsidiary of General Electric Company, and President and Chief Executive Officer of Europe Power Pole Plus of GE Power Systems. From November 1991 through August 1994, he served as Vice President, General Manager, GE Superabrasives of General Electric Company. Mr. Blystone also serves on the boards of directors of SPX Corporation and Worthington Industries, Inc., and on the advisory board of Stern Stewart.

         GREGORY R. GRODHAUS, 53, has been a member of our board of directors since June 2000. Mr. Grodhaus has been our President and Chief Executive Officer since August 1999. From September 1995 through March 1999, he was Senior Vice President of Amdahl Corporation. From March 1993 through September 1995, he served as President and Chief Executive Officer of IPL Systems, Inc., a manufacturer and distributor of open-architecture storage systems.

         DAVID L. CHAPMAN, 66, has been a member of our board of directors since September 2000. He has been Chief Executive Officer of Northpoint Software Ventures, a developer of software tools to perform risk and value assessments of information technology projects, since 1992. Prior to that time, he was a general partner in Landmark Venture Partners. Mr. Chapman also serves on the boards of directors of Northpoint Software Ventures, Northpoint Software and Services, Brooktrout, Inc., Enteron, and Template Graphics Software.

         ROBERT B. FOREMAN, 43, has been a member of our board of directors since June 2000. He has been Vice President, Human Resources of SPX Corporation since May 1999. From 1991 through April 1999, he served as Vice President, Human Resources at PepsiCo International, based in Asia-Pacific, where he worked for both the Pepsi and the Frito-Lay International businesses.

         CHRISTOPHER J. KEARNEY, 45, has been a member of our board of directors since October 1998. He has been Vice President, Secretary and General Counsel of SPX Corporation since February 1997. From April 1995 through January 1997, he served as Senior Vice President and General Counsel of Grimes Aerospace Company. From September 1988 through April 1995, he was Senior Counsel at the GE Plastics business group of General Electric Company.

         LEWIS M. KLING, 56, has been a member of our board of directors since June 2000. Since December 1998, Mr. Kling has been President, Communications and Technology Systems, of SPX Corporation. From June 1997 through October 1998, he served as President, Dielectric Communications, a subsidiary of General Signal Corp. From December 1994 to June 1997, he served as Senior Vice President and General Manager of the Commercial Avionic Systems business of Allied Signal Corporation.

         PATRICK J. O'LEARY, 43, has been a member of our board of directors since October 1998. He has been Vice President, Finance, Treasurer, and Chief Financial Officer of SPX Corporation since September 1996. From 1994 through 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served at various managerial capacities at Deloitte & Touche LLP, becoming a Partner in 1988.

         BRUCE J. RYAN, 57, has been a member of our board of directors since September 2000. He has been Executive Vice President and Chief Financial Officer of Global Knowledge Network, Inc., a provider of information technology and computer software training programs and certifications, since 1998. From 1994 to 1998, he was Executive Vice President and Chief Financial Officer of Amdahl Corporation, a provider of Internet based information technology solutions. Mr. Ryan also serves on the board of directors of Ross Systems, Inc.

         DAVID B. WRIGHT, 51, has been a member of our board of directors since September 2000. He has been President and Chief Executive Officer of Legato Systems since October 2000. He had previously been President and Chief Executive Officer of Amdahl Corporation since 1997. From 1995 to 1997, he was the Executive Vice President of the Amdahl Systems Group, and before 1995 served in various other senior executive positions at Amdahl Corporation.

EXECUTIVE OFFICERS

         Our executive officers serve at the pleasure of the Board of Directors. Our executive officers at March 1, 2001, in addition to Greg Grodhaus, our President and Chief Executive Officer, were:

         CHARLES A. FOLEY, 39, has been our Executive Vice President and Chief Technology Officer since February 2000. From April 1999 through February 2000, he was a partner of Catalysts Associates, a consulting firm. From November 1995 through March 1999 he was Vice President Systems Marketing of Amdahl Corporation.

         ANTHONY J. FUSARELLI, 53, has been our Executive Vice President of Sales since January 1999. He has served in various senior management positions of increasing responsibility with us since 1983.

         JAY ZAGER, 51, has been our Executive Vice President and Chief Financial Officer since May 2000. From 1985 through 1998, Mr. Zager held several senior management positions with Digital Equipment Corporation, including Vice President and Chief Financial Officer, Worldwide Engineering and Research, and Vice President, Business Development. From 1998 through 1999, Mr. Zager served as a vice president in the Enterprise Solutions Group of Compaq Computer Corporation.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class B common stock has been quoted on the Nasdaq National Market under the symbol "INRG" since September 21, 2000. Prior to that time, there was no public market for our Class B common stock. The following table shows, for the periods indicated, the high and low closing prices per share of Inrange Class B common stock as reported on the Nasdaq National Market.

                                                           High        Low
                                                           ----        ---
             Year Ended December 31, 2000
                  Third Quarter (since September 21)      $59.81     $46.25
                  Fourth Quarter                          $47.25     $12.50

             Year Ended December 31, 2001
                  First Quarter (through March 23)        $27.00     $10.81

         On March 9, 2001, we had 14 holders of record of our Class B common stock, with approximately 99.8% of our Class B common stock held in street name through Depository Trust Co.

Since we have been a public company, we have not declared or paid cash dividends on our Class B common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including applicable Delaware law, contractual restrictions, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

         The tables on the following pages present our selected consolidated financial data. You should read the information in the tables together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the years ended December 31, 2000, 1999 and 1998 and consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements included herein which have been audited by Arthur Andersen LLP, independent public accountants, whose report is included herein.

         The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this filing. The 1998 financial statements were audited by Arthur Andersen LLP and the 1997 and 1996 financial statements were audited by Ernst & Young LLP. Our consolidated financial statements include our own assets, liabilities, revenue and expenses as well as the assets, liabilities, revenue and expenses of various other units of SPX comprising the storage networking, data networking and telecommunications networking business of SPX. All of the operations, assets and liabilities of these units have been transferred to us. (See Note 1 of the Consolidated Financial Statements.)

         Following our acquisition by SPX and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and consolidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and reduced headcount in non-strategic areas. These actions were substantially completed by July 1999. In connection with these initiatives, we recorded special charges of $7.0 million in 1998 and $10.6 million in 1999. In 2000, we recorded a reversal of special charges to reflect the actual costs incurred and revision of estimates for the remaining costs to be incurred. Special charges in 1996 reflect merger and restructuring costs related to the acquisition of Data Switch Corporation, which was accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16.

         In August 2000, in connection with the acquisition of Varcom, we recorded a write-off of acquired in-process technology for projects that had not reached technological feasibility in accordance with Statement of Accounting Standards No. 2 "Accounting for Research and Development Costs."

         Our other (income) expense for 1999 includes a gain of $13.9 million realized upon the sale of common stock of a public company that we received upon the exercise of warrants.

         As used in the tables, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, other (income) expense, special charges, write off of acquired in-process technology and gain on sale of real estate. We believe that Adjusted EBITDA is an important indicator of the liquidity and operating performance of technology companies. You should not consider Adjusted EBITDA to be a substitute for operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                               2000             1999          1998           1997           1996
                                           ------------    ------------    ------------   -----------    ------------
                                                      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ................................   $    233,646    $    200,622    $    225,669    $    218,971    $ 214,433
Cost of revenue ........................        117,040          99,641         115,316         108,541      108,037
                                           ------------    ------------    ------------    ------------    ------------
         Gross  margin .................        116,606         100,981         110,353         110,430      106,396
                                           ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Research, development and
    engineering.........................         22,589          18,928          25,067          21,225          20,191
  Selling, general and administrative...         58,898          48,269          62,449          56,382          51,772
  Amortization of goodwill and other
   intangibles .........................          2,263           1,068           1,068           1,277           1,207
  Special charges ......................           (540)         10,587           6,971            --               731
  Write off of acquired in-process
   technology...........................         10,000            --              --              --              --
  Gain on sale of real estate ..........           --            (2,829)           --              --              --
                                           ------------    ------------    ------------    ------------    ------------
         Total operating expenses.......         93,210          76,023          95,555          78,884          73,901
                                           ------------    ------------    ------------    ------------    ------------

Operating income .......................         23,396          24,958          14,798          31,546          32,495
Interest (income) expense, net .........           (348)            925           1,391           1,509             497
Other (income) expense .................            (22)        (13,726)            178             (18)            149
                                           ------------    ------------    ------------    ------------    ------------
          Income before income taxes ...         23,766          37,759          13,229          30,055          31,849
Income taxes ...........................          9,506          15,459           5,873          12,198          13,497
                                           ------------    ------------    ------------    ------------    ------------
Net income .............................   $     14,260    $     22,300    $      7,356    $     17,857    $     18,352
                                           ============    ============    ============    ============    ============
Basic and diluted earnings per share....   $       0.18    $       0.29    $       0.10    $       0.24    $      0.24
                                           ============    ============    ============    ============    ============
Shares used in computing basic
  earnings per share ...................     77,961,004      75,633,333      75,633,333      75,633,333      75,633,333
                                           ============    ============    ============    ============    ============
Shares used in computing diluted
  earnings per share ...................     78,674,645      75,633,333      75,633,333      75,633,333      75,633,333
                                           ============    ============    ============    ============    ============

OTHER OPERATING DATA:
Depreciation and amortization ..........   $     14,157    $     10,534    $     13,160    $     14,528    $     12,468
Capital expenditures,  net .............          5,193           5,469           7,394           5,565           4,062
Cash flows from operating activities ...         23,357          13,318          17,083          40,221          29,222
Cash flows from investing activities ...       (134,899)          3,730         (19,969)        (11,195)        (16,532)
Cash flows from financing activities ...        132,478         (18,225)          4,746         (29,026)        (12,690)
Adjusted EBITDA ........................         47,013          43,250          34,929          46,074          45,694


                                                                    AS OF DECEMBER 31,
                                          --------------------------------------------------------------------
                                               2000          1999           1998          1997         1996
                                           ------------  ------------   ------------  -----------  ------------
                                                                      (IN THOUSANDS)
    BALANCE SHEET DATA:
    Cash and cash equivalents............. $     22,646  $      1,023   $      2,461  $        --  $         --
    Working capital.......................      134,735        35,315         33,970       21,142        31,893
    Total assets..........................      301,058       132,350        126,458      105,452       118,281
    Total debt (including short-term
    borrowings and current portion of
    long-term debt).......................        5,721         4,131          5,322       16,285        12,694
    Stockholders' equity..................      230,554        78,498         74,453       49,827        64,857


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

OVERVIEW

         We design, manufacture, market and service switching and networking solutions for storage, data and telecommunications networks. Our products provide fast and reliable connections among networks of computers and related devices and are used in large-scale systems that are critical to the operations of Fortune 1000 businesses and other large enterprises.

         Our 32-year history began in 1968 with the formation of Spectron Corp., an early provider of data transmission testing equipment. In 1983, Telenex Corporation acquired Spectron's business. In 1986, General Signal Corp. purchased Telenex. In 1996, General Signal consolidated several of its subsidiaries specializing in the communications industry into General Signal Networks, a wholly owned subsidiary of General Signal. In July 1998, General Signal Networks was renamed Inrange Technologies Corporation in order to create a new brand name for the combined businesses. In October 1998, SPX acquired General Signal, including its Inrange subsidiary.

         Following our acquisition by SPX and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and consolidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and reduced headcount in non-strategic areas. These actions were substantially completed by July 1999. In connection with these initiatives, we recorded special charges of $7.0 million in 1998 and $10.6 million in 1999. In 2000, we revised our estimates for the remaining costs to be incurred and reduced the accrual by $1.0 to reflect a settlement with the landlord for lease costs and the revised estimate of other remaining costs.

         On June 30, 2000, we acquired two European distribution businesses, TCS and STI, expanding our direct sales and customer service presence in France, Switzerland, Belgium and Luxembourg. On August 4, 2000, we acquired selected assets of Varcom Corporation to expand our offerings of advanced local area network and wide area network monitoring and management tools. As a result of the Varcom acquisition, we recorded a write-off of in process technology of $10.0 million. On August 14, 2000, we acquired substantially all of the assets of Computerm Corporation to add its channel extension products to our suite of storage area networking products. We have accounted for all three acquisitions using the purchase method of accounting.

         In September 2000, we completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128.2 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                         Years Ended
                                                         -----------
                                                         December 31,
                                                         ------------
                                                   2000      1999    1998
                                                   -----    -----    -----

              Revenue...........................   100.0%   100.0%   100.0%
              Gross margin......................    49.9%    50.3%    48.9%
              Research, development and
                engineering.....................     9.7%     9.4%    11.1%
              Selling, general and
                administrative..................    25.2%    24.1%    27.7%
              Operating income..................    10.0%    12.4%     6.6%
              Net income........................     6.1%    11.1%     3.3%

Comparison of years ended December 31, 2000 and 1999

         Revenue. Revenue for the year ended December 31, 2000 was $233.6 million, an increase of $33.0 million or 16.5% from $200.6 million for the year ended December 31, 1999. Excluding the negative impact of foreign currency translations in Europe, revenue would have increased to $240.1 million, an increase of $39.5 million or 19.7%.

         Sales of our open storage networking products were $49.1 million, an increase of $31.5 million, or 178.5%, from $17.6 million in the year ended December 31, 1999. Our open storage networking products consist of fibre channel directors and optical networking equipment as well as related services for these products. The increase was primarily driven by sales of the FC/9000 Director, which was released for general availability during the third quarter of 2000. Service revenue was $39.4 million, an increase of $5.3 million, or 15.6%, from $34.1 million. This increase was attributable to revenue from acquisitions, our entry into and growth of professional services, and higher revenue associated with increased product sales.

         Cost of Revenue. Our cost of revenue for the year ended December 31, 2000 was $117.0 million, an increase of $17.4 million, or 17.5%, from $99.6 million for the year ended December 31, 1999. As a percentage of revenue, cost of revenue increased to 50.1% for the year ended December 31, 2000 from 49.7% for the year ended December 31, 1999. This represented a slight decrease in gross margin to 49.9% for the year ended December 31, 2000 from 50.3% for the year ended December 31, 1999. The increase in cost of revenue was related to increased sales, higher service costs and a change in mix of products of sold. Costs of service revenues increased $4.2 million as a result of increased service headcount to support the introduction of the FC/9000, professional service start-up costs and costs associated with employee headcount acquired in the acquisitions.

         Research, Development and Engineering. Research, development and engineering expenses for the year ended December 31, 2000 were $22.6 million, an increase of $3.7 million, from $18.9 million for the year ended December 31, 1999. As a percentage of revenue, research, development and engineering expenses were 9.7% for the year ended December 31, 2000 as compared to 9.4% for the year ended December 31, 1999. The increase was a result of additional headcount primarily to support Fibre Channel initiatives and other storage networking products, as well as new data networking and telecommunications networking programs. The added headcount for the data networking and telecommunications networking programs came principally from the acquisitions. Including capitalized software, research development and engineering spending was $29.3 million for the year ended December 31, 2000, or 12.5% of revenue, compared to $24.0 million, or 12.0% of revenue, for the year ended December 31, 1999. We expect that total research, development and engineering expenses will continue to increase in the future as we develop new products and product lines and enhance existing product lines.

         Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2000 were $58.9 million, an increase of $10.6 million, from $48.3 million for the year ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses were 25.2% for the year ended December 31, 2000, compared to 24.1% for the year ended December 31, 1999. Selling and administrative personnel and related costs of approximately $5.0 million from the acquired businesses are included in the December 31, 2000 amounts. The remainder of the increase was primarily due to increased personnel to support the expected sales levels for the FC/9000, from spending related to additional marketing and e-commerce initiatives and from hiring additional key management personnel to support our initial public offering.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the years ended December 31, 2000 and 1999 was $2.3 million and $1.1 million, respectively. The increase was a result of amortization of goodwill and other intangibles associated with the acquisitions completed in 2000.

         Special Charges. Special charges for the year ended December 31, 2000 resulted in $0.5 million of income as compared to $10.6 million of expense in 1999. The income recorded in 2000 was primarily related to a reversal of a charge recorded in December 1999 for abandonment of certain facilities, offset by $0.5 million in charges for options issued to employees of SPX. We incurred special charges of $10.6 million in 1999, consisting primarily of $5.8 million for cash severance payments to approximately 215 hourly and salaried employees, $1.8 million for field sales and service office closings, $2.1 million for product line discontinuance and $0.9 million for the abandonment of a leased facility.

         Write-off of Acquired In-Process Technology. In conjunction with the acquisition of Varcom, we recorded a charge of $10.0 million for the write-off of acquired in-process technology. The purchased in-process technology had not yet reached technical feasibility and the technology had no alternative future use as of the closing date.

         Gain on Sale of Real Estate. In 1999, we sold one of our facilities for $6.4 million and recognized a gain on sale of real estate of $2.8 million. In 2000, we sold a manufacturing facility and are leasing back a portion of the site. We fully recovered our cost basis in the property and have deferred the gain, which we will recognize over the term of the lease.

         Net Interest Income. Net interest income was $0.3 million for the year ended December 31, 2000 as compared to net interest expense of $0.9 million for the year ended December 31, 1999, as we used the proceeds from our initial public offering in September 2000 to pay down our debt and invested the balance. In 2000, we received approximately $1.7 million of interest income from our demand note with SPX and from cash invested in a money market account. This was offset in part by $1.4 million of interest expense. The interest expense for 2000 was principally for money loaned to us by SPX for the acquisitions of Varcom, Computerm and TCS / STI. The loan for these acquisitions was repaid from the proceeds of our initial public offering.

         Other Income (Expense). We had minimal other income/expense for the year ended December 31, 2000, as compared to $13.7 million of other income for the year ended December 31, 1999. The other income in 1999 was attributable to a gain we recognized on the sale of an investment.

         Income Taxes. Our effective tax rate, for the year ended December 31, 2000, was 40.0%, compared to 40.9% for the year ended December 31, 1999.

Comparison of Years Ended December 31, 1999 and 1998

         Revenue. Revenue for 1999 was $200.6 million, a decrease of $25.0 million, or 11.1%, from $225.7 million for 1998. The revenue decline was primarily attributable to lower sales of certain telecommunications products to a single account. For 1999, the revenue from the sale of these telecommunications products was $17.9 million, compared to $38.8 million for 1998. This decrease was offset in part by an increase in our open storage networking revenue of $7.3 million in 1999. In addition, the discontinuance of non-strategic product lines resulted in a decrease in revenue of $7.4 million. We believe that the balance of the revenue decline was a result of the impact of year 2000 transition, which resulted in reduced product purchases during the second half of 1999.

         Cost of Revenue. Our cost of revenue for 1999 was $99.6 million, a decrease of $15.7 million, or 13.6%, from $115.3 million in 1998. As a percentage of revenue, cost of revenue decreased to 49.7% for 1999 from 51.1% for 1998. This represented an increase in gross margin to 50.3% for 1999 from 48.9%
in 1998. This increase was attributable primarily to reduced labor and overhead associated with manufacturing plant consolidations. This was offset by lower revenue from higher margin telecommunications products.

         Research, Development and Engineering. As a result of restructuring initiatives taken in late 1998 and early 1999, which included ceasing research and development on products that we were discontinuing, our research, development and engineering expense decreased to $18.9 million for 1999 from $25.1 million for 1998. Including capitalized software, research, development and engineering spending was $24.0 million in 1999 or 12.0% of revenue versus $30.1 million or 13.3% of revenue in 1998.

         Selling, General and Administrative. Selling, general and administrative expenses for 1999 were $48.3 million, down $14.2 million, or 22.7%, from $62.4 million in 1998. As a percentage of revenue, selling, general and administrative expenses were 24.1% for 1999, compared to 27.7% for 1998. The decrease resulted from restructuring initiatives taken in 1999 and reflects the consolidation of duplicate selling and administrative functions into one location and the reduction of sales and marketing efforts associated with the cancellation of non-strategic product lines.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $1.1 million in 1999 and 1998.

         Special Charges. We incurred special charges of $10.6 million in 1999, compared to $7.0 million in 1998. The $10.6 million was comprised primarily of $5.8 million for cash severance payments to approximately 215 hourly and salaried employees, $1.8 million for field sales and service office closings and $2.1 million for product line discontinuance. The $7.0 million for 1998 consisted of $4.6 million for cash severance payments to approximately 200 hourly and salaried employees, $0.5 million for closing costs of two facilities and $1.9 million for product line discontinuance.

         Gain on Sale of Real Estate. During 1999, we sold one of our facilities for $6.4 million and recognized a gain on sale of real estate of $2.8 million. We did not sell any real estate in 1998.

         Net Interest Expense. Net interest expense in 1999 was $0.9 million, down $0.5 million or 33.5% from $1.4 million in 1998. This decrease was primarily attributable to repayment of $7.5 million of Industrial Revenue Bonds in 1998.

         Other Income (Expense). During 1999 other income was $13.7 million, compared to an expense of $0.2 million for 1998. This increase was attributable to the $13.9 million gain we recognized on the sale of an investment.

         Income Taxes. Our effective tax rate was 40.9% in 1999, compared to 44.4% in 1998. The effective tax rate in 1999 decreased from 1998 as the impact of non-deductible goodwill and state and local taxes decreased due to the significant increase in pretax income in 1999 from 1998.

QUARTERLY FINANCIAL INFORMATION

         The following table presents our unaudited quarterly statement of operations data for 2000 and 1999. This information has been derived from our unaudited financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. We have reclassified expenses previously reported for the quarter ended September 30, 2000 to conform to the year 2000 financial presentation. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                                                         THREE MONTHS ENDED
                                                                           (IN THOUSANDS)
                                      DEC. 31,    SEPT. 30,  JUNE 30,   MARCH 31,  DEC. 31,    SEPT. 30,  JUNE 30,    MARCH 31,
                                        2000        2000       2000       2000       1999        1999       1999        1999
                                     ---------    --------   --------   --------   --------    --------   --------    --------
STATEMENT OF OPERATIONS DATA
Revenue...........................   $  71,123    $ 64,095   $ 52,275   $ 46,153   $ 48,018    $ 50,221   $ 53,225    $ 49,158
Cost of revenue...................      34,804      31,773     27,110     23,353     23,498      21,879     27,338      26,926
                                     ---------    --------   --------   --------   --------    --------   --------    --------
  Gross margin....................      36,319      32,322     25,165     22,800     24,520      28,342     25,887      22,232
                                     ---------    --------   --------   --------   --------    --------   --------    --------
Operating Expenses:
  Research, development and
    engineering...................       6,722       5,807      5,097      4,963      4,492       3,818      4,166       6,452
  Selling, general and
    administrative................      18,467      15,897     12,397     12,137     13,433      10,606     11,023      13,207
  Amortization of goodwill and
    other intangibles.............         982         747        267        267        267         267        267         267
  Special charges.................        (600)        250       (190)        --        900          --         --       9,687
  Write-off of acquired
    in-process technology.........          --      10,000         --         --         --          --         --          --
  Gain on sale of real estate.....          --          --         --         --         --      (2,829)        --          --
                                     ---------    --------   --------   --------   --------    --------   --------    --------
        Total operating expenses..      25,571      32,701     17,571     17,367     19,092      11,862     15,456      29,613
                                     ---------    --------   --------   --------   --------    --------   --------    --------
Operating income (loss)...........      10,748        (379)     7,594      5,433      5,428      16,480     10,431      (7,381)
Interest expense  (income) .......      (1,494)        830        139        177        215         213        243         254
Other expense (income) ...........         (54)        143        (17)       (94)       187      (6,156)    (7,938)        181
                                     ---------    --------   --------   --------   --------    --------   --------    --------
  Income (loss) before income
         taxes....................      12,296      (1,352)     7,472      5,350      5,026      22,423     18,126      (7,816)
Income taxes......................       4,918        (541)     2,989      2,140      2,054       9,177      7,425      (3,197)
                                     ---------    --------   --------   --------   --------    --------   --------    --------
        Net income (loss).........   $   7,378    $   (811)  $  4,483   $  3,210   $  2,972    $ 13,246   $ 10,701    $ (4,619)
                                     =========    ========   ========   ========   ========    ========   ========    ========


Statement of Operations
  Data (percentage of revenue):
Revenue...........................       100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%      100.0%
Gross margin......................        51.1        50.4       48.1       49.4       51.1        56.4       48.6        45.2
Research, development and
    engineering...................         9.5         9.1        9.8       10.8        9.4         7.6        7.8        13.1
Selling, general and
    administrative................        26.0        25.2       23.7       26.3       28.0        21.1       20.7        26.9
Net income (loss).................        10.4        (1.3)       8.6        7.0        6.2        26.4       20.1        (9.4)


        Because we sell high-end products with relatively high costs for each product, our financial results for each quarter may be materially affected by the timing of particular orders, and we anticipate that our largest customers in one period may not be our largest customers in future periods. Other factors that may cause our results of operations to vary significantly from quarter to quarter include:

         - the timing and market acceptance of product introductions or enhancements by us or our competitors;

         -    the size, timing, terms and fluctuations of customer orders;

         -    customer order deferrals in anticipation of new products;

         -    technological changes in the networking industry;

         -    competitive pricing pressures;

         -    seasonal fluctuations in customer buying patterns;

         -    changes in our operating expenses;

         -    personnel changes;

         -    policies by our suppliers;

         -    regulatory changes;

         -    capital spending;

         -    one-time gains or losses;

         -    delays of payments by customers; and

         -    general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $23.4 million for the year ended December 31, 2000. During this period, cash flow from operations was principally generated from net income plus add-backs for depreciation, amortization and the write off of in-process technology, increases in accounts payable and accrued expenses, offset by increases in accounts receivable and prepaid expenses.

         Cash flow used in investing activities was $134.9 million for the year ended December 31, 2000. Of that amount, $55.4 million was used to fund the acquisitions of the acquired businesses, including transaction costs, $61.0 million was loaned to SPX, $3.0 million was invested in securities of a private company and the remainder was used for additions of property and equipment, capitalized software and other assets.

         In September 2000, we completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share and received net proceeds of $128.2 million. The net proceeds were used to repay certain borrowings from SPX to fund certain acquisitions made in the second and third quarters of 2000. The remaining proceeds are being used for general corporate purposes. Pending use, we invested $15.0 million in a money market account and loaned the remaining net proceeds to SPX under a demand note. From time to time, we have supplemented our operating cash flows with capital contributions from SPX prior to the initial public offering, borrowings under foreign lines of credit and capital leases.

         For the year ended December 31, 2000, net cash generated by financing activities was $132.5 million, primarily consisting of net cash inflows from the initial public offering and payments from SPX offset by repayments under lines of credit and long term debt. We have borrowed funds for the working capital and business expansion needs of our foreign operations from local financial institutions. At December 31, 2000, our available credit facilities consisted of approximately $5.2 million in lines of credit in the United Kingdom, Germany and Italy that were guaranteed by SPX. At December 31, 2000, there were no borrowings outstanding under these facilities. The weighted average interest rate on borrowings under the foreign lines of credit outstanding during 2000 was 5.63%.

         As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue, on a daily basis, to lend all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrued quarterly at a rate of 8 1/2% on loans to SPX made prior to

October 1, 2000. Interest on loans to SPX made on or after October 1, 2000 accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

         We believe that the net proceeds from the initial public offering, together with current cash balances, foreign credit facilities and cash provided by future operations, will be sufficient to meet the working capital, capital expenditure and research and development requirements for the foreseeable future. However, if additional funds are required to support our working capital requirements or for other purposes, we may seek to raise such additional funds through borrowings from SPX, public or private equity financing or from other sources. Our ability to issue equity may be limited by SPX's desire to preserve its ability in the future to effect a tax-free spin-off and by limitations under SPX's credit agreement. In addition, our ability to borrow money may be limited by restrictions under SPX's credit agreement. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on terms acceptable to us.

SEASONALITY AND INFLATION

         Our business is not highly seasonal. Inflation has not been significant to our recent operating results, but we cannot assure you that a high rate of inflation in the future would not have an adverse effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires that all derivatives be recognized as either assets or liabilities in the balance sheet at fair value and that changes in fair value be recognized in operating results. Management believes that the impact of this statement will not effect our results of operations and financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

RISKS RELATING TO OUR BUSINESS

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

         Our success depends upon our ability to address the rapidly changing markets in which we operate, including changes in relevant industry standards and the changing needs of our customers. To address this risk, we must develop and introduce high-quality, technologically advanced, cost-effective products and product enhancements on a timely basis. If we are not able to develop and introduce new products successfully in the timeframe we expect or prior to the time our competitors do, our future revenue and earnings growth will be impaired and our reputation for producing technologically-advanced products could be damaged.

WE MAY EXPERIENCE DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS.

         Given the relatively short product life cycles in the market for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our future revenue and earnings growth. Product development delays may result from numerous factors, including:

         - failure to develop or license the necessary technology on a timely basis;

         - difficulties in reallocating engineering resources and overcoming resource limitations;

         -    difficulties with independent contractors and suppliers;

         -    failure to obtain regulatory approvals;

         -    changing original equipment manufacturer product specifications;
              and

         -    unanticipated engineering complexities.

         Since developing new products on a timely basis is critical to our success, any delay we experience in developing new products could reduce our revenue and profitability.

WE MAY OVERESTIMATE THE DEMAND FOR, AND MARKET ACCEPTANCE OF, THE NEW OR ENHANCED PRODUCTS THAT WE DEVELOP.

         We attempt to continuously bring new products to market. There is a risk that some of these products will not be accepted by the market. We undertake significant research and development expense prior to marketing any new product. As a result, if the new products that we introduce do not gain acceptance, not only will we lose sales as a result of not having developed a product that the market accepts, but we will have used our resources ineffectively.

OUR FINANCIAL SUCCESS DEPENDS ON OUR ABILITY TO MANAGE THE PHASING OUT OF OLD PRODUCTS AND THE INTRODUCTION OF NEW PRODUCTS.

         We must successfully predict when one of our products has reached the end of its life cycle and when it has to be updated, replaced or phased out. If a product is not technologically advanced, customers will frequently delay purchasing that product in the expectation that a more advanced product will be developed by us or one of our competitors, particularly near the end of a product's life cycle. In addition, selling a number of products that are at the end of their life cycle may harm our reputation as being technologically advanced. We must manage the introduction of new or enhanced products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands.

WIDESPREAD ADOPTION OF STORAGE AREA NETWORKS, AND THE FIBRE CHANNEL PROTOCOL ON WHICH THESE NETWORKS ARE BASED, IS CRITICAL TO OUR FUTURE SUCCESS. IF OTHER TECHNOLOGIES BECOME PREDOMINANT OR READILY ACCEPTED, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED.

         The market for storage area networks has only recently begun to develop and is rapidly evolving. Our FC/9000, which operates using the Fibre Channel protocol, is used exclusively in storage area networks. In addition, our FC/9000 switching products are designed to operate in corporate datacenters. Currently, there are only limited Fibre Channel storage area network products operating in these datacenters and potential end users may seek to adopt networks with different protocols. Potential end-users, particularly those who have invested substantial resources in their existing data storage and management systems, may be reluctant or slow to adopt a new approach, like storage area networks, or may want to adopt a more advanced solution such as gigabit ethernet. If other technologies become predominant or readily accepted, our business will be significantly harmed. Because of this, it is difficult to predict the potential size or future growth rate of products using the Fibre Channel protocol. Our success in penetrating this emerging market will depend on, among other things, our ability to:

         - educate potential original equipment manufacturers, distributors and end-users about the benefits of Fibre Channel storage area network technology and overcoming its limitations; and

         - predict and base our products on standards that ultimately become industry standards.

         In addition, storage area networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

IF SALES OF OUR FC/9000 DO NOT GROW AS WE ANTICIPATE, OUR REVENUE AND EARNINGS GROWTH COULD BE LESS THAN WE ANTICIPATE.

         We began shipping the FC/9000 in April 2000. Our future sales growth and financial results are highly dependent on the growth of sales of the FC/9000. Sales of the FC/9000 may not grow as quickly as we expect for various reasons, including:

         - storage networks that are used in applications that are critical to a business' operations may not convert to switches using Fibre Channel protocol;

         - we or our customers may discover problems in the FC/9000 that we may not be able to fix quickly and cost-effectively, if at all; and

         - other companies may produce products with similar or greater capabilities which may have more attractive pricing. We may encounter delays in filling FC/9000 orders if our contract manufacturer is unable to meet our manufacturing needs.

         WE MAY ENCOUNTER DELAYS IN FILLING FC/9000 ORDERS IF OUR CONTRACT MANUFACTURER IS UNABLE TO MEET OUR MANUFACTURING NEEDS.

         We have selected Sanmina Corporation, one of the largest third-party providers of customized integrated electronic manufacturing services, to manufacture our FC/9000 for us. If Sanmina Corporation experiences delays, disruptions, capacity constraints, quality control problems in its manufacturing operations or financial difficulties, product shipments to our customers could be delayed. These delays could materially negatively impact our revenue and earnings growth as well as our competitive position and reputation.

WE RELY ON SOLE SOURCES OF SUPPLY FOR SOME KEY COMPONENTS OF OUR PRODUCTS. ANY DISRUPTION IN OUR RELATIONSHIPS WITH THESE SOURCES COULD INCREASE OUR PRODUCT COSTS AND REDUCE OUR ABILITY TO SUPPLY OUR PRODUCTS ON A TIMELY BASIS.

         We purchase microchips that are specifically designed for the FC/9000 from QLogic pursuant to the agreements described in Business, Relationship with QLogic, above. These microchips are referred to as applications specific integrated circuits, or ASICs. We have also contracted for QLogic to develop new features and functions for our FC/9000 based on the ASICs and the technology we license from QLogic. In addition, we have agreed to have QLogic design, license and supply us, for our next generation FC/9000, with some components containing QLogic's next generation ASICs. Since we anticipate that a significant amount of our revenue growth will come from sales of our current and future generation

FC/9000, any circumstance that results in the failure of QLogic to perform under our agreements with them could have a material adverse effect on our revenue and earnings growth.

DUE TO THE NATURE OF OUR PRODUCTS, OUR LARGEST CUSTOMERS IN ANY GIVEN PERIOD MAY NOT CONTINUE THEIR LEVELS OF PURCHASES IN FUTURE PERIODS, AND, ACCORDINGLY, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE DO NOT DEVELOP SIGNIFICANT ADDITIONAL CUSTOMERS.

         Our twenty largest customers accounted for approximately 37% of our 2000 revenue. Because our products represent significant capital purchases by our customers, we do not generally expect that customers who make substantial purchases in any given fiscal period will continue to make comparable purchases in subsequent periods. Accordingly, if we do not replace these customers, our revenue may decrease significantly and quickly.

FAILURE TO EXPAND AND MANAGE OUR DISTRIBUTION CHANNELS, INCLUDING OUR RELATIONSHIPS WITH ORIGINAL EQUIPMENT MANUFACTURERS, COULD LIMIT OUR ABILITY TO INCREASE REVENUE AND EARNINGS GROWTH.

         We have historically sold the majority of our products through our direct sales force. To expand our sales, particularly in the storage area network market, we plan to sell certain of our products to manufacturers who resell our product using their own brand name, referred to as original equipment manufacturers (OEMs), and through other indirect sales channels. We only recently began marketing our products to OEMs, and the OEM evaluation and sale cycle is substantially longer than the sale cycle to our traditional end user customers. Even if we reach agreement with OEMs to supply them our products for resale under the OEM's brand, it may take time before we start to deliver products to them. In addition, they may not continue to develop, market and sell products that incorporate our technology and we will not be able to control their ability or willingness to do so. We intend to sell our products to OEMs that are active in highly competitive markets, and our success will depend on their success. If we are not successful in our efforts to sell to and through OEMs and other indirect sales channels, our revenues and earnings may not grow as rapidly as those of our competitors who have established OEM relationships.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECLINE, WHICH MAY RESULT IN A REDUCTION IN OUR PROFITABILITY.

         We anticipate that as products in the storage area network market become more prevalent, the average unit price of our products may decrease in response to changes in product mix, competitive pricing pressures, the maturing life cycle of our products, new product introductions by us or our competitors or other factors. Also, sales through indirect OEM sales channels, which we expect to grow as a percentage of our revenues, have lower gross margins than sales through direct sales channels. If we are not successful in our efforts to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions, as well as through increased sales of higher margin products, our profitability will decline significantly.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR SUCCESS, OUR REVENUE AND EARNINGS GROWTH WOULD SUFFER IF WE WERE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

         Because our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance, we believe that the protection of our intellectual property rights is critical to the success of our business. To protect these rights, we rely on a combination of patent, copyright, trademark and trade secret laws. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our software, documentation and other proprietary information.

         Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. It is difficult for us to monitor unauthorized uses of our products. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices. We may not be able to effectively compete against these companies.

COMPETITION IN NETWORK MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE.

         The markets in which we sell products and services are highly competitive. Some of the companies with which we compete have substantially greater resources, greater name recognition and access to larger customer bases than we do. Our competitors may succeed in adapting more rapidly and effectively to changes in technology or the market. If we fail to compete effectively, it could materially adversely affect our revenue and earnings growth.

         In particular, the business of providing products and related services to the storage area network market is highly competitive. Our future growth is highly dependent on this business. Our primary competitors in the Fibre Channel switch market are Brocade Communications and McDATA, both of which currently sell more Fibre Channel switches than we do. The perception by some that these companies are early leaders in the storage area network market may materially adversely affect our ability to develop new customer relationships. Other companies are also providing Fibre Channel switches and other products in our markets, and their products could become more widely accepted than ours. In addition, a number of companies are developing, or have developed, Fibre Channel products other than switches, such as adapters or hubs, that compete with our products in some applications. These competitors may develop products that are more advanced than our products. To the extent that these companies have current supplier relationships with our potential customers, it will be more difficult for us to win business from these potential customers. If Fibre Channel technology gains wider market acceptance, it is likely that an increasing number of competitors will begin developing and marketing Fibre Channel products.

         The segment of the data networking market in which we compete is highly competitive and subject to continual technological changes. In the data networking market we face competition from major systems integrators and other established and emerging companies.

         In the telecommunications industry, the market for the Signaling System Seven monitoring system, which captures and provides information about telecommunications traffic, is relatively new, highly competitive and subject to rapid technological change, evolving industry standards and regulatory developments. We compete with a number of U.S. and international suppliers. As the market for these products grows, we will face competition from other emerging telecommunications networking providers.

UNDETECTED SOFTWARE OR HARDWARE DEFECTS IN OUR PRODUCTS COULD RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS AND COULD INCREASE OUR COSTS OR REDUCE OUR REVENUE.

         Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products and would increase our costs, reduce our revenue, harm our reputation and cause significant customer relations problems.

INDUSTRY STANDARDS AFFECTING OUR BUSINESS EVOLVE RAPIDLY, AND IF WE DO NOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR REVENUE AND EARNINGS GROWTH WILL SUFFER.

         All components of a storage area network must comply with the same standards in order to operate efficiently together. However, there are often various competing industry standards. We are not able to predict which industry standard will become predominant. Whether a standard becomes predominant is often due, in part, to the amount of support these standards receive from industry leaders, which are generally larger and more influential than we are. Often, our products are not compatible with all industry standards. If an industry standard with which our products are not compatible becomes predominant, sales of our products will suffer or we may have to incur significant costs to adapt our products to new industry standards and to make our products adaptable to a wide range of standards.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES.

         Recently, there has been increasing consolidation in the storage networking industry. Consolidation in the storage networking industry may strengthen our competitors' positions in our market, cause us to lose customers and hurt our sales. In addition, acquisitions may strengthen our competitors' financial, technical and marketing resources and provide access to potential customers, which may harm our revenue and earnings growth.

THE LOSS OF THE SERVICES OF ANY OF OUR KEY PERSONNEL COULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND EARNINGS GROWTH.

         Our success depends to a significant degree upon the continued contributions of our key personnel in engineering, research, sales, marketing, finance and operations. We do not maintain key person life insurance on our key personnel and do not have employment contracts with any of our key personnel. If we lose the services of any of our key personnel, it could have a negative impact on our business.

IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, RESEARCH, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER.

         We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, research, sales, marketing, finance and operations personnel. Competition for professionals in our industry is intense and increasing. We may not be able to attract and retain qualified personnel. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be materially harmed. If our stock price declines or does not increase significantly or options in our company are not perceived as highly valuable, we may have difficulty in attracting and retaining qualified personnel, because a portion of our employees' compensation is stock based.

OUR NON-COMPETITION AGREEMENTS WITH OUR EMPLOYEES MAY NOT BE ENFORCEABLE. IF ANY OF THESE EMPLOYEES LEAVES OUR COMPANY AND JOINS A COMPETITOR, OUR COMPETITOR COULD BENEFIT FROM THE EXPERTISE OUR FORMER EMPLOYEE GAINED WHILE WORKING FOR US.

         We currently have non-competition agreements with some of our employees. These agreements prohibit our employees, in the event they cease to work for us, from directly competing with us or working for our competitors. Under current U.S. law, we may not be able to enforce some of these non-competition agreements. If we are unable to enforce any of these agreements, our competitors that employ our former employees could benefit from the expertise our former employees gained while working for us.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have experienced significant fluctuations in sales, revenue and operating results from quarter to quarter as a result of a combination of factors. We expect these fluctuations to continue in future periods. Because we sell high-end products with relatively high costs for each product, our financial results for each quarter may be materially affected by the timing of particular orders, and we anticipate that our largest customers in one period may not be our largest customers in future periods. Numerous other factors that may cause our results of operations to vary significantly from quarter to quarter are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Financial Information.

MANY OF OUR SALES ARE MADE IN CONJUNCTION WITH SALES BY OTHER VENDORS OR RELATED PRODUCTS. IF OUR CUSTOMER'S RELATIONSHIP WITH THE VENDOR TERMINATES, OR OUR RELATIONSHIP WITH THE VENDOR TERMINATES, THE CUSTOMER MAY TERMINATE ITS RELATIONSHIP WITH US.

         We sell components of complicated network systems. Many vendors sell components, related to our products, that customers purchase when they purchase our products. If the relationship between the customer and the other vendor deteriorates or terminates, or if the vendor's products are perceived as not being state-of-the-art or cost-effective, our relationship with that customer might be in jeopardy and may be terminated. For example, our 7-View product is generally purchased in conjunction with network management software that is often provided by third parties. If a customer decides for any reason to cease purchasing network management software, that customer would cease to use our 7-View product.

         In addition, many times a third party vendor is the prime contractor for sales of products and related services to our customers. The third party vendor may choose to terminate its relationship with us, or otherwise choose not to bring us sales opportunities. If our relationships with these vendors terminate, we would lose those referral sales opportunities.

ACQUISITIONS THAT WE COMPLETE MAY BE DILUTIVE TO EARNINGS AND MAY NEVER GENERATE INCOME.

         Acquisitions that we have made and may make in the future may be dilutive to our earnings since the prices being paid for technology companies are high relative to their earnings. In addition, since we are in a high-technology business, we are likely to acquire companies whose products are not yet proven and may never become profitable. As a result, we may pay a high price for a company that may never produce earnings. For example, some of Varcom's products have not yet been brought to market and, as a result, Varcom may not produce the earnings that we anticipate.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD HARM OUR REVENUE AND EARNINGS GROWTH.

         We derived 40% of our 2000 revenue from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to penetrate international markets. If we are unable to successfully manage the difficulties associated with international operations and maintain and expand our international operations, our revenue and earnings growth could be substantially lower than we anticipate. These difficulties are heightened because we are in a highly technical industry and include:

         - difficulties related to staffing for our highly technical industry;

         - licenses, tariffs, taxes and other trade barriers imposed on products such as ours;

         -    reduced or limited protections of intellectual property rights;

         - difficulties related to obtaining approvals for products from foreign governmental agencies that regulate networks; and

         - compliance with a wide variety of complex foreign laws and treaties relating to telecommunications equipment.

         In addition, all of our manufacturing is currently performed in the United States. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.

RISKS RELATING TO OUR RELATIONSHIP WITH SPX

WE WILL BE CONTROLLED BY SPX SO LONG AS IT OWNS A MAJORITY OF THE VOTING POWER OF OUR COMMON STOCK, AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF ANY STOCKHOLDER VOTE DURING THAT TIME.

         SPX beneficially owns 100% of our outstanding Class A common stock and approximately 89.5% of the total number of outstanding shares of our common stock. This represents about 97.7% of the combined voting power of all classes of our voting stock. On February 28, 2001, SPX announced plans to repurchase up to $50 million of our Class B common stock in open market purchases, which as and when it occurs, will increase its ownership of Inrange. Because of SPX's control of our company, investors will be unable to affect or change the management or the direction of our company. As a result, some investors may be unwilling to purchase our Class B common stock. If the demand for our Class B common stock is reduced because of SPX's control of our company, the price of our Class B common stock could be materially depressed.

         Until SPX beneficially owns less than 50% of the combined voting power of our stock, SPX will be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, SPX will be in a position to control all matters affecting our company, including decisions as to:

         -    our corporate direction and policies;

         -    the composition of our board of directors;

         -    future issuances of our common stock or other securities;

         -    our incurrence of debt;

         -    amendments to our certificate of incorporation and bylaws;

         -    payment of dividends on our common stock; and

         - acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control.

THE LIMITED VOTING RIGHTS OF OUR CLASS B COMMON STOCK COULD IMPACT ITS ATTRACTIVENESS TO INVESTORS AND ITS LIQUIDITY AND, AS A RESULT, ITS MARKET VALUE.

         The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to five votes per share and holders of our Class B common stock are entitled to one vote per share on all matters to be voted on by stockholders. We sold Class B common stock in our initial public offering. The difference in the voting rights of the Class A and Class B common stock could diminish the value of the Class B common stock to the extent that investors or any potential future purchasers of our Class B common stock ascribe value to the superior voting rights of the Class A common stock. In addition, if SPX distributes our Class A common stock to its stockholders, the existence of two separate classes of publicly traded common stock could result in less liquidity for either class of our common stock than if there were only one class of common stock and could result in the market price of our Class B common stock being lower than the market price of our Class A common stock.

WE MAY HAVE CONFLICTS WITH SPX WITH RESPECT TO OUR PAST AND ONGOING
RELATIONSHIPS.

         We may have conflicts with SPX in a number of areas relating to our past and ongoing relationships, including:

         -    SPX's ability to control our management and affairs;

         - the nature, quality and pricing of ongoing services which SPX has agreed to provide us;

         -    business opportunities that may be attractive to both SPX and us;

         - litigation, labor, tax, employee benefit and other matters arising from our no longer being a wholly owned subsidiary of SPX;

         -    the incurrence of debt and major business combinations by us; and

         - sales or distributions by SPX of all or any portion of its ownership interest in us.

         We may not be able to resolve these conflicts and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with an unaffiliated party. Our certificate of incorporation and bylaws do not contain any special provisions setting forth rules governing these potential conflicts.

THE AGREEMENTS BETWEEN SPX AND US WERE NOT MADE ON AN ARM'S-LENGTH BASIS, AND MAY NOT BE FAIR TO US.

         The contractual agreements we have with SPX for SPX to provide us with various ongoing services were made in the context of an affiliated relationship and were negotiated in the overall context of our initial public offering. In addition, these agreements may be amended from time to time upon agreement between the parties and, as long as SPX is our controlling stockholder, it will have significant influence over our decision to agree to any such amendments. As a result of SPX's control of us when these agreements were negotiated or may be amended, the prices and other terms under these agreements may be less favorable to us than what we could obtain in arm's-length negotiations with unaffiliated third parties for similar services.

WE ARE SUBJECT TO RESTRICTIONS CONTAINED IN SPX'S CREDIT AGREEMENT.

         Under the terms of SPX's credit agreement, even after our initial public offering, we continue to be considered a subsidiary of SPX for as long as SPX holds more than 50% of the combined voting power of our common stock. As a result, we continue to be subject to the covenants contained in SPX's credit agreement that restrict SPX and its subsidiaries, including covenants limiting acquisitions, issuances of stock and options, indebtedness, liens, sale of assets and capital expenditures. These covenants could restrict our ability to operate our business; moreover, we may have conflicts with SPX as to our ability to take advantage of baskets and other provisions contained in the credit agreement which SPX may want to utilize for itself or its other subsidiaries.

WE LEND THE EXCESS CASH WE GENERATE ON A DAILY BASIS TO SPX. SPX'S ABILITY TO REPAY THESE AMOUNTS IS SUBJECT TO SPX'S FINANCIAL CONDITION

         As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts loaned under the agreement at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement will be unsecured. Loans made prior to October 1, 2000, accrued interest quarterly at a rate of 8 1/2% and, loans made on or after October 1, 2000, accrue interest quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. SPX's ability to repay the amounts that we lend will be subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. SPX is more leveraged than we are and, because it is in businesses that are different from ours, is subject to different risks. Many of its businesses, such as its automotive business, are cyclical and subject to pricing pressures and environmental risks. In the event that SPX files for bankruptcy protection, SPX's ability to repay the loans will be subject to bankruptcy laws as well as other applicable laws, and we cannot be certain that we would be able to recover amounts loaned to SPX. In addition, any amounts paid or repaid to us by SPX during the one-year period prior to any bankruptcy filing by SPX may be subject to recovery by SPX or a trustee in SPX's bankruptcy case as a preferential payment.

A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF SPX OR OWN SPX STOCK.

         Five members of our board of directors are directors or executive officers of SPX and all of our directors were appointed by SPX. Our directors who are also directors or executive officers of SPX will have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and SPX. In addition, a number of our directors, executive officers and other employees own SPX stock and options on SPX stock that they acquired as employees of SPX. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and SPX. Our certificate of incorporation and bylaws do not have special provisions to deal with these potential conflicts and we intend to deal with conflicts on a case-by-case basis.

WE ARE PART OF SPX'S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES. AS A RESULT, SPX'S ACTIONS MAY ADVERSELY AFFECT US.

         As long as SPX owns at least 80% of the combined vote and value of our capital stock, we will be included in SPX's consolidated group for federal income tax purposes. Under a tax sharing agreement with SPX, we will pay SPX the amount of federal, state and local income taxes that we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in SPX's consolidated, unitary or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement, SPX will effectively control substantially all of our tax decisions. Under the tax sharing agreement, SPX will have sole authority to respond to and conduct all tax proceedings, including tax audits, relating to SPX's consolidated, unitary or combined income tax returns in which we are included. Moreover, even though we have a tax sharing agreement with SPX, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent SPX or other members of SPX's consolidated group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state or local income tax purposes

RISKS RELATING TO OUR CLASS B COMMON STOCK

THE MARKET PRICE OF OUR CLASS B COMMON STOCK MAY FLUCTUATE WIDELY AND RAPIDLY.

         The market price of our Class B common stock could fluctuate significantly as a result of:

         - changes in and failures to meet financial estimates and recommendations by securities analysts following our stock;

         - changes in business or regulatory conditions affecting companies in the networking industry; and

         - introductions or announcements, by us or our competitors, of technological innovations or new products.

         The securities of many companies, particularly those in the high-technology industry, have experienced extreme price and volume fluctuations in recent months, often unrelated to the companies' operating performance. These price and volume fluctuations are likely to continue for the securities of high-technology companies, and may not bear any relationship to these companies' operating performances.

THE ACTUAL OR POSSIBLE SALE OF OUR SHARES BY SPX, WHICH OWNS NEARLY 90% OF OUR OUTSTANDING SHARES, COULD DEPRESS OR REDUCE THE MARKET PRICE OF OUR CLASS B COMMON STOCK OR CAUSE OUR SHARES TO TRADE BELOW THE PRICES AT WHICH THEY WOULD OTHERWISE TRADE.

         The market price of our Class B common stock could drop as a result of sales by SPX of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our Class B common stock.

         SPX is not obligated to retain its shares of our Class A common stock and could dispose of its shares of our Class A common stock through a public offering, sales under Rule 144 of the Securities Act of 1933 or other transaction. Upon the sale, each share of Class A common stock will be converted into one share of Class B common stock. We have entered into a registration rights agreement with SPX that grants it registration rights to facilitate its sale of our shares in the market.

         In addition, as of March 23, 2001, there were outstanding options to acquire 8,516,200 shares of our Class B common stock. Subject to vesting restrictions, these options may be exercised and the underlying shares of our Class B common stock sold.

ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND THE DELAWARE GENERAL CORPORATION LAW MAY ADVERSELY AFFECT THE PRICE OF OUR CLASS B COMMON STOCK, OR DISCOURAGE THIRD PARTIES FROM MAKING A BID FOR US.

         Our certificate of incorporation and our bylaws and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our company, even if SPX were no longer our controlling stockholder. Our certificate of incorporation, our bylaws, and the various provisions of Delaware General Corporation Law may materially adversely affect the price of our Class B common stock, discourage third parties from making a bid for our company or reduce any premium paid to our stockholders for their Class B common stock. For example, our certificate of incorporation authorizes our board of directors to issue blank check preferred stock. The authorization of this preferred stock will enable us to create a poison pill and otherwise may make it more difficult for a third party to acquire control of us in a transaction not approved by our board. Our certificate of incorporation also provides for the division of our board of directors into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our board of directors could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from acquiring control of our company.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

         This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed under the caption Factors That May Affect Future Results in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

         Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed above and elsewhere in this report. We make these statements under the protection afforded them by
Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrued quarterly on this loan to SPX at 8 1/2% through October 1, 2000. After October 1, 2000, interest on the loan adjusts quarterly and accrues at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at December 31, 2000 was 8%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan balance at the end of the year was $61.0 million and a one percentage point decrease in the interest rate would result in approximately $0.6 million less interest income, assuming the loan balance did not change.

         We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
          Report of Independent Public Accountants...........     39
          Consolidated Balance Sheets........................     40
          Consolidated Statements of Operations..............     41
          Consolidated Statements of Stockholders' Equity....     42
          Consolidated Statements of Cash Flows..............     43
          Notes to Consolidated Financial Statements.........     44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inrange Technologies Corporation:

    We have audited the accompanying consolidated balance sheets of Inrange Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrange Technologies Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Arthur Andersen LLP


Philadelphia, Pennsylvania
February 12, 2001

                        INRANGE TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             DECEMBER 31,
                                                        ----------------------
                                                          2000          1999
                                                        ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................    $  22,646    $   1,023
  Demand note from SPX Corporation..................       60,956           --
  Accounts receivable, net..........................       79,988       51,037
  Inventories.......................................       29,271       27,624
  Prepaid expenses and other........................        5,209        1,314
  Deferred income taxes.............................        4,968        4,650
                                                        ---------    ---------
          Total current assets......................      203,038       85,648
PROPERTY, PLANT AND EQUIPMENT, net..................       16,103       10,117
PROPERTY HELD FOR SALE..............................           --        4,256
GOODWILL AND OTHER INTANGIBLES, net.................       44,629        7,710
OTHER ASSETS, net...................................       37,288       24,619
                                                        ---------    ---------
          Total assets..............................    $ 301,058    $ 132,350
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of
   long-term debt...................................    $   4,438    $   4,111
  Accounts payable..................................       23,541       20,458
  Accrued expenses..................................       29,401       15,363
  Deferred revenue..................................       10,923       10,401
                                                        ---------    ---------
          Total current liabilities.................       68,303       50,333
                                                        ----------   ---------
LONG-TERM DEBT......................................        1,283           20
                                                        ----------   ---------
DEFERRED INCOME TAXES...............................          918        3,499
                                                        ----------   ---------
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000
     shares authorized and none issued and
     outstanding....................................           --           --
  Class A common stock, $0.01 par value, 150,000,000
     shares authorized, 75,633,333 shares issued and
     outstanding....................................          756          756
  Class B common stock, $0.01 par value,
     250,000,000 shares authorized, 8,855,000 shares
     issued and outstanding at December 31, 2000....           89           --
  Additional paid-in capital........................      133,946       (5,335)
  Retained earnings.................................       95,155       82,426
  Net equity of combined units......................           --          730
  Accumulated other comprehensive income (loss).....          608          (79)
                                                        ---------    ---------
          Total stockholders' equity................      230,554       78,498
                                                        ----------   ---------
          Total liabilities and
              stockholders' equity..................    $ 301,058    $ 132,350
                                                        ==========   =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           2000          1999         1998
                                       -----------   -----------   -----------
REVENUE:
  Product revenue....................  $   194,200   $   166,556   $   192,535
  Service revenue....................       39,446        34,066        33,134
                                       -----------   -----------   -----------
          Total revenue..............      233,646       200,622       225,669
                                       -----------   -----------   -----------
COST OF REVENUE:
  Cost of product revenue............       92,014        78,803        95,151
  Cost of service revenue............       25,026        20,838        20,165
                                       -----------   -----------   -----------
          Total cost of  revenue.....      117,040        99,641       115,316
                                       -----------   -----------   -----------
          Gross margin...............      116,606       100,981       110,353
                                       -----------   -----------   -----------
OPERATING EXPENSES:
  Research, development and                 22,589        18,928        25,067
   engineering......................
  Selling, general and administrative       58,898        48,269        62,449
  Amortization of goodwill and other
   intangibles.......................        2,263         1,068         1,068
  Special charges....................         (540)       10,587         6,971
  Write off of acquired in-process
   technology from Varcom
   acquisition.......................       10,000            --            --

  Gain on sale of real estate........           --        (2,829)           --
                                       -----------   -----------   -----------
     Operating expenses..............       93,210        76,023        95,555
                                       -----------   -----------   -----------
OPERATING INCOME.....................       23,396        24,958        14,798
INTEREST (INCOME)....................       (1,759)          (28)           --
INTEREST EXPENSE.....................        1,411           953         1,391
OTHER (INCOME) EXPENSE...............          (22)      (13,726)          178
                                       -----------   -----------   -----------
     Income before income taxes......       23,766        37,759        13,229
INCOME TAXES.........................        9,506        15,459         5,873
                                       -----------   -----------   -----------
NET INCOME...........................  $    14,260   $    22,300   $     7,356
                                       ===========   ===========   ===========
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE:
  Basic and diluted earnings per
   common share......................  $      0.18   $      0.29   $      0.10
                                       ============  ===========   ===========
  Shares used in computing basic
      earnings per common share......    77,961,004   75,633,333    75,633,333
                                       ============  ===========   ===========
  Shares used in computing  diluted
   earnings per common share.........    78,674,645   75,633,333    75,633,333
                                       ============  ===========   ===========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                                             Accumulated
                                                                                                   Net          Other
                                                                        Additional  Retained    Equity of   Comprehensive
                                           Preferred   Common Stock      Paid-in    Earnings    Combined        Income
                                             Stock   Class A  Class B    Capital    (Deficit)     Units         (Loss)       Total
                                           --------- -------  -------  -----------  --------   -----------  -------------- --------
BALANCE AT DECEMBER 31, 1997............... $  --    $  756   $  --    $  3,385        (518)     $ 46,623        (419)     $ 49,827
                                                                                                                           --------
  Comprehensive Income:
    Net income.............................    --      --        --        --           358         6,998        --           7,356
    Other comprehensive income--
      Foreign currency translation.........    --      --        --        --            --          --           601           601
      Unrealized gain on investment,
       net of taxes........................    --      --        --        --            --          --           960           960
                                                                                                                           --------
      Total comprehensive income...........                                                                                   8,917
  Net change in intercompany accounts......
       with Parent.........................    --      --        --      14,831          --           878        --          15,709
                                            -------  ------   -------  --------     -------      --------      ------      --------
BALANCE AT DECEMBER 31, 1998...............    --       756      --      18,216        (160)       54,499       1,142        74,453
                                                                                                                           --------
  Comprehensive Income:
    Net income (loss)......................    --      --        --        --        24,978        (2,678)       --          22,300
    Other comprehensive income--
      Foreign currency translation.........    --      --        --        --            --          --          (261)         (261)
      Unrealized gain on investment,
       net of taxes........................   --      --        --        --             --         --          (960)          (960)
                                                                                                                           --------
        Total comprehensive income.........                                                                                  21,079
    Net change in intercompany
     accounts with Parent..................    --      --        --     (17,310)         --           276        --         (17,034)
    Transfer of Tautron to Inrange.........    --      --        --      (6,241)     57,608       (51,367)       --            --
                                            -------  ------   -------  --------     -------      --------      ------      --------
BALANCE AT DECEMBER 31, 1999...............    --       756      --      (5,335)     82,426           730         (79)       78,498
                                                                                                                           --------
  Comprehensive Income:
    Net income (loss)......................    --      --        --        --        14,294           (34)       --          14,260
    Other comprehensive income--
      Foreign currency translation.........    --      --        --        --            --          --           687           687
                                                                                                                           --------
        Total comprehensive income.........                                                                                  14,947
  Net change in intercompany accounts
    with Parent............................    --      --        --       8,297          --           112        --           8,409
  Transfer of a division of General
  Signal Limited to Inrange................    --      --        --       2,373      (1,565)         (808)       --            --
  Net proceeds from initial public
    offering...............................    --      --          89   128,111          --          --          --         128,200
  Stock options issued to non-employees....    --      --        --         500          --          --          --             500
                                            -------  ------   -------  --------     -------      --------     -------      --------
BALANCE AT DECEMBER 31, 2000............... $  --    $  756   $    89  $133,946     $95,155      $   --        $  608      $230,554
                                            =======  ======   =======  ========     =======      ========      ======      ========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                     YEAR ENDED DECEMBER 31,
                                                  2000        1999        1998
                                               ----------  ----------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income...............................     $ 14,260    $ 22,300   $  7,356
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation...........................        5,956       5,870      6,362
    Amortization of goodwill and other
      intangibles..........................        2,263       1,068      1,068
    Amortization of other assets...........        5,938       3,596      5,730
    Accretion of interest on seller notes..          161          --         --
    Special charges........................         (540)     10,587      6,971
    Deferred income taxes..................       (2,899)      4,646     (2,358)
    Write off of acquired in-process
     technology from Varcom acquisition....       10,000          --         --
    Gain on sale of real estate............           --      (2,829)        --
    Gain on sale of investment.............           --     (13,914)        --
  Changes in operating assets and
     liabilities, net of the
     effects of acquisitions:
    Accounts receivable....................      (23,068)     (8,217)    (4,354)
    Inventories............................        1,051      (5,310)    (5,091)
    Prepaid expenses and other
      current assets.......................       (3,762)        191        168
    Accounts payable.......................        2,709       4,966        827
    Accrued expenses.......................       12,826         703     (2,993)
    Deferred revenue.......................         (673)      1,297      3,397
    Payments of special charges and
      disposition related accruals.........         (865)    (11,636)        --
                                                --------    --------   --------
         Net cash provided by operating
           activities......................       23,357      13,318     17,083
                                                --------    --------   --------
Cash Flow from Investing Activities:

  Purchases of property, plant and
    equipment, net.........................       (5,193)     (5,469)    (7,394)
  Cash paid for businesses acquired
    including transaction costs, net of cash     (55,376)         --         --
    acquired...............................
  Net loan to SPX Corporation..............      (60,956)         --         --
  Proceeds from sale of real estate........        5,233       6,358         --
  Net proceeds from sale of investment.....           --      14,735         --
  Capitalized software costs...............       (6,693)     (5,097)    (5,044)
  Increase in demonstration equipment and
    other assets...........................       (6,051)     (3,677)    (1,410)
  Payment for product rights...............       (2,863)     (3,120)    (5,300)
  Purchase of investment...................       (3,000)         --       (821)
                                                --------    --------   --------
      Net cash provided by (used in)
        investing activities...............     (134,899)      3,730    (19,969)
                                                --------    --------   --------
Cash Flow from Financing Activities:
  Net borrowings (payments) under lines
    of credit..............................       (4,067)        376     (2,663)
  Proceeds from initial public
    offering, net..........................      128,200         --         --
  Payments on long-term debt...............          (64)     (1,567)    (8,300)
  Proceeds from (payments to) Parent.......        8,409     (17,034)    15,709
                                                --------    --------   --------

      Net cash provided by (used in)
        financing activities...............      132,478     (18,225)     4,746
                                                --------    --------   --------
Effect of Foreign Currency Translation.....          687        (261)       601
                                                --------    --------   --------
Net Increase (Decrease) in Cash and Cash
  Equivalents..............................       21,623      (1,438)     2,461
Cash and Cash Equivalents at
  Beginning of Year........................        1,023       2,461         --
                                                --------    --------   --------
Cash and Cash Equivalents at End of Year...     $ 22,646    $  1,023   $  2,461
                                                ========    ========   ========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1. BASIS OF PRESENTATION:

         Inrange Technologies Corporation (Inrange) designs, manufactures, markets and services networking and switching solutions for storage, data and telecommunications networks. The solutions are targeted for use in large-scale systems that are critical to a business' operations to provide fast and reliable connections among networks of computers and related devices for large-scale enterprise applications.

         The financial statements include the assets, liabilities, revenue and expenses of Inrange, which is a majority-owned subsidiary of SPX Corporation
(SPX), and the assets, liabilities, revenue and expenses of certain other units comprising the storage networking, data communications and telecommunications networking business of SPX, and exclude two of the subsidiaries of Inrange not involved in the business (combined, the Company). The net assets of the other units were transferred to the Company in June 1999 (Tautron) and June 2000 (division of General Signal Limited). The net assets of the two excluded subsidiaries were transferred out of the Company in June 1999 and May 2000. Accordingly, the accompanying financial statements are now presented on a consolidated versus a combined basis.

         Prior to October 6, 1998, Inrange was a subsidiary of General Signal Corp. (GSX). GSX merged into a subsidiary of SPX and the merger was accounted for as a reverse acquisition whereby GSX was treated as the acquirer and SPX as the acquiree. As GSX was treated as the acquirer for financial reporting purposes and no units of SPX were added to Inrange's financial statements as a result of the merger, the financial statements of Inrange reflect the same reporting entity before and after the merger and do not reflect purchase accounting from this merger transaction. GSX and SPX are herein referred to as the Parent. Upon completion of the merger SPX implemented certain restructuring initiatives. See Note 5 for a description of the initiatives that were committed to and announced relating to the Company.

         The financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from SPX's historical financial statements. SPX provides certain services to the Company including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. SPX charges for these services and such costs are reflected in the consolidated statements of operations (see Note 4).

         The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

         In September 2000, the Company completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128,200. The proceeds were used to repay borrowings of $54,929 from SPX to fund certain acquisitions in the second and third quarters of 2000 (see
Note 3) and accrued interest thereon of $777. The remaining proceeds will be used for general corporate purposes. However, pending use of the proceeds, the Company invested $15,000 in a money market account and the remaining net proceeds were loaned to SPX under a demand note (see Note 4).

         The Parent uses a centralized cash management system for all of its domestic operations, including those of the Company. The net amount of daily cash transactions is transferred to the Parent and other intercompany transactions between the Parent and the Company through the initial public offering were recorded as a component of equity of the Company. Thereafter, these transactions are reflected as an increase or decrease in the demand note due from SPX (see Note 4).

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash  Equivalents

         The Company considers highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist principally of cash deposited in money market accounts of $12,637 at December 31, 2000. There were no cash equivalents at December 31, 1999.

Investment

         In connection with the purchase of product rights (see Note 8), the Company obtained warrants to purchase 750,000 shares of common stock of a publicly traded company. The Company accounted for the investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considered the investment securities to be available for sale and, accordingly, unrealized holding gains or losses associated with the investments are presented as a separate component of stockholders' equity, net of tax. As of December 31, 1998, the unrealized holding gain was $1,600 and taxes were $640. The investment was sold in 1999 at a gain (see Note 14).

Inventories

         Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation, including amortization of capitalized leases, is provided on the straight-line method over the estimated useful lives of the assets, which range from three to 10 years for machinery, equipment and furniture to 40 years for the building.

Leasehold improvements and equipment under capital leases are amortized over the shorter of the life of the related asset or the term of the lease.

Goodwill

         Goodwill represents the excess of the costs over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over periods ranging from 10 to 20 years, the estimated future period to be benefited. Goodwill was $51,798 and $21,366 at December 31, 2000 and 1999 and accumulated amortization was $15,524 and $13,656, respectively.

Software Development Costs

         Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of revenue. Management performs a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Long-lived assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted, estimated future cash flows expected to result from use of the assets is less than the carrying value. As of December 31, 2000 and 1999, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Revenue Recognition

         The Company recognizes revenue upon shipment of products with standard configurations. Revenue from products with other than standard configurations is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. Amounts billed for shipping and handling are included in revenue and the related costs are included in cost of revenue. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Revenue from service obligations is derived primarily from maintenance contracts and is deferred and recognized on a straight-line basis over the terms of the contracts. Other service revenue is recognized when the service is provided.

Foreign Currency Translation

         All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction losses were $217, $134 and $159 in 2000, 1999 and 1998, respectively, and are included in other (income) expense in the accompanying consolidated statements of operations.

Post-employment Benefits Other than Pensions

         The Parent provides certain severance benefits to former or inactive employees during the period following employment but before retirement, including the employees of the Company. The Parent accrues the costs of such benefits over the expected service lives of the employees in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits". Severance benefits resulting from actions not in the ordinary course of business are accrued when those actions occur. The Parent has not allocated any of the costs of the post-employment benefits other than pensions to the Company. Management believes that an allocation of the costs would not result in a material charge to the consolidated statements of operations and would not be material to the consolidated balance sheets.

Earnings per Common Share

         The Company has presented earnings per common share under SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period while diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into Common stock. The shares used in the computation of earnings per common share retroactively reflect the recapitalization discussed in Note 12. Diluted earnings per share in 2000 reflects the effect of outstanding stock options which increased the weighted average shares used in the basic calculation by 713,641. There were no dilutive securities outstanding in 1999 and 1998.

Reclassifications

         Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Supplemental Cash Flow Disclosure

         The Company paid income taxes of $12,357, $12,445 and $6,401 in 2000, 1999 and 1998, respectively. The Company paid interest of $1,411, $953 and $1,391 in 2000, 1999 and 1998, respectively.

Recent Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in operating results. Management believes that the impact of this statement will not have any effect on the Company's results of operations and financial position.

3.   ACQUISITIONS:

         On June 30, 2000, the Company acquired two European distribution businesses for an aggregate purchase price of approximately $6,400. The Company paid $4,100 at closing and an additional $1,600 and $700, respectively, are payable after the first and second years from the closing of the acquisitions based upon the achievement of certain sales targets. If the future sales targets are met, the payments will be made and additional goodwill will be recorded.

         In August 2000, the Company completed the acquisitions of the net assets of Varcom Corporation (Varcom) and Computerm Corporation (Computerm). Varcom is located in Fairfax, Virginia and provides network management hardware, software and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25,000, which includes a non-interest bearing seller note of $1,500 due in August 2002. The purchase price of Computerm was $30,000, which includes a non-interest bearing seller note of $3,000 due in August 2001. The Computerm acquisition agreement contains a net asset target of $10,661 as of the closing date of the acquisition. A liability of $1,615 has been recorded in purchase accounting for the preliminary estimate of the excess of the net assets received versus the target.

         All of the acquisitions were recorded using the purchase method of accounting. The accompanying statements of operations include the operating results for these acquisitions from the acquisition date through December 31, 2000. The notes due to the sellers have been discounted at an imputed interest rate of 10% (see Note 11). A summary of the allocation of purchase price to the net assets acquired is as follows:

                                                COMPUTERM       VARCOM      TCS/STI        TOTAL
                                                ---------       ------      -------        -----
       Purchase price--
         Cash paid for acquisition including
           transaction costs of $816.......    $   27,265     $   23,611    $    4,540   $   55,416
         Purchase price adjustment due to
           seller..........................         1,615             --            --        1,615
         Due to seller (at discounted
           value)..........................         2,716          1,229            --        3,945
                                               ----------     ----------    ----------   ----------
                                               $   31,596     $   24,840    $    4,540   $   60,976
                                               ==========     ==========    ==========   ==========

       Purchase price allocation--
       Cash................................    $       --     $       --    $       40   $       40
       Accounts receivable.................         5,262             --           621        5,883
       Inventories.........................         2,061             --           637        2,698
       Prepaid expenses and other..........            75             --            58          133
       Property, plant and equipment.......         6,276            120           378        6,774
       Purchased research and development..            --         10,000            --       10,000
       Identifiable intangibles............         2,750          6,000            --        8,750
       Goodwill............................        16,967          8,720         4,745       30,432
       Accounts payable....................          (374)            --            --         (374)
       Accrued expenses....................          (285)            --        (1,880)      (2,165)
       Deferred revenue....................        (1,136)            --           (59)      (1,195)
                                               -----------    ----------    ----------   ----------
                                               $    31,596    $   24,840    $    4,540   $   60,976
                                               ===========    ==========    ==========   ==========

         The allocation of the purchase price to identifiable intangible assets, acquired in-process technology and goodwill has been determined by management based on an analysis of factors such as historical operating results, discounts of cash flow projections and specific evaluations of products, customers and other information. These allocations are preliminary and are based on information available at this time.

         As of the acquisition date, Varcom had in-process technology projects that had not reached technological feasibility and did not have any alternative future uses. A value of $10,000 has been assigned to these in-process technology projects. This value excludes the efforts to be expended on the development projects, and solely reflects progress made as of the acquisition date. The in-process technology projects are for the development of two new products. Based on an assessment of factors including time spent on the project compared to total expected project time and expenses incurred to date compared to total project expenses, management estimates that the projects were 77% and 48% complete, respectively. The total cost incurred for these projects was approximately $4,000 as of the acquisition date. Total expected costs to complete these projects are approximately $1,500. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to acquired in-process technology meeting the above criteria have been charged to expense as part of the allocation of the purchase price of the acquisition.

         Management anticipates that successful completion of the in-process technology projects will allow for the ongoing enhancement of product offerings. There are risks associated with the projects that may prevent them from becoming viable products that result in revenues. These risks include, but are not limited to, the successful development of the underlying technology and the ability to market these products.

         The other identified intangibles recorded in purchase accounting consist of developed technology, customer lists and assembled workforce. These intangible assets are being amortized over five to 12 years based on their estimated useful lives. As of December 31, 2000, the gross value of the other identified intangibles and accumulated amortization was $8,750 and $395, respectively. Goodwill is being amortized over 10 to 20 years (see Note 2). Amortization of goodwill and other intangible assets was $2,263, $1,068 and $1,068 in 2000, 1999 and 1998, respectively.

         The following unaudited pro forma information presents the results of the Company's operations for the years ended December 31, 2000 and 1999 as though each of the acquisitions had been completed as of January 1, 1999:

                                                        YEAR ENDED DECEMBER 31,
                                                           2000          1999
                                                           ----          ----
                  Total revenue.......................  $  252,240   $  236,875
                                                        ==========   ==========
                  Net income..........................  $   14,756   $   21,182
                                                        ==========   ==========
                  Basic and  diluted  net
                    income per common share...........  $     0.19   $     0.28
                                                        ==========   ==========

         The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of January 1, 1999, or the results that may occur in the future.

         In January 2001, the Company completed the acquisition of Prevail Technologies, a professional services company with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments, for approximately $3,200.

4. TRANSACTIONS WITH PARENT:

         There are no material intercompany purchase or sale transactions between the Parent and the Company. The Parent incurs costs for various matters for Inrange and other subsidiaries including administration of common employee benefit programs, insurance, legal, accounting and other items which are attributable to the subsidiaries' operations. The direct costs were $7,457, $6,059 and $3,063 in 2000, 1999 and 1998, respectively, excluding the direct costs of employee retirement plans discussed in Note 17. The indirect costs are allocated based on estimated time incurred to provide the services to each subsidiary. The consolidated financial statements reflect allocated charges from the Parent for these services of $100, $85 and $50 in 2000, 1999 and 1998, respectively. Management of the Parent believes that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis.

         Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering were recorded as a component of stockholders' equity in the accompanying consolidated balance sheet, with the exception of borrowings from SPX of $54,929 to fund the acquisitions discussed in Note 3. These borrowings and accrued interest thereon of $777 were repaid upon completion of the initial public offering. The Company invested $15,000 of the proceeds from the initial public offering in a money market account and loaned the balance to SPX. The loan to SPX is due on demand. Advances and intercompany charges after the initial public offering are recorded as a component of the demand note due from SPX. As of December 31, 2000, the demand note from SPX was $60,956. The demand note bears interest at the average rate of the SPX credit facilities and is recorded on a monthly basis as interest income. The interest rate was 8% at December 31, 2000. The accompanying statement of operations for the year ended December 31, 2000 reflects related party interest expense of $777 relating to the acquisition borrowings from SPX and interest income of $1,292 from the demand note from SPX.

5. SPECIAL CHARGES:

         The Company recorded special charges of $10,587 and $6,971 in 1999 and 1998, respectively, for restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives was to improve profitability, streamline operations, reduce costs and improve efficiency.

         During the fourth quarter of 1998, the Company committed to and announced that it would close two manufacturing facilities and discontinue certain product lines. As a result of these actions, the Company recorded charges of $4,597 for cash severance payments to approximately 200 hourly and salaried employees, $500 for closing costs of the two facilities (primarily holding costs) and $1,874 for product line discontinuance. The two closed facilities were put up for sale and one of them was sold in 1999 resulting in a gain of $2,829. The second facility was sold in October 2000 resulting in a gain of $952. The Company leased back a portion of the second facility and, therefore, the resulting gain has been deferred and will be recognized as income over the ten year term of the facility lease.

         In the first quarter of 1999, the Company announced additional restructuring initiatives. These actions included consolidation of all general and administrative functions into one location and reductions in sales, marketing and engineering headcount in selected non-strategic product areas. The Company recorded charges of $5,800 for cash severance payments to approximately 215 hourly and salaried employees, $1,765 for field sales and service office closures (including cash holding costs of $765 and non-cash property write-downs of $1,000) and $2,122 for product line discontinuance.

         Also in 1999, the Company entered into a lease agreement for a new facility into which operations were further consolidated. In connection therewith, the Company recorded a charge of $900, which covered the remaining payments for the existing leases from the abandonment date through the expiration of the lease. In November 2000, an agreement was entered into with the landlord to settle the remaining lease obligations for $200. This payment will be made in 2001. The Company reduced the restructuring charges and disposition related accruals by $1,040 to reflect this settlement and revised estimates for the remaining abandoned costs to be incurred.

         In June 2000, the Company issued options to purchase shares of Class B common stock to directors and employees of SPX (see Note 19). In connection with these outstanding options, the Company recorded a special charge of $500 to the consolidated statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis.

6. INVENTORIES:

                                                        DECEMBER 31,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
                Raw materials...............      $  14,743    $  14,175
                Work-in-process.............          1,984        4,646
                Finished goods..............         12,544        8,803
                                                  ---------    ---------
                  Total inventories               $  29,271    $  27,624
                                                  =========    =========

7. PROPERTY, PLANT AND EQUIPMENT:


                                                        DECEMBER 31,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
                Land........................      $     200    $      --
                Building....................          3,343           --
                Leasehold and building
                  improvements..............          2,242        1,925
                Machinery, equipment
                  and furniture.............         44,387       35,923
                                                  ---------    ---------
                                                     50,172       37,848
                Accumulated depreciation
                  and amortization..........        (34,069)     (27,731)
                                                  ---------    ---------
                Net property, plant and
                  equipment.................      $  16,103    $  10,117
                                                  =========    =========


         Depreciation and amortization expense was $5,956, $5,870 and $6,362 in 2000, 1999 and 1998, respectively.

8. OTHER ASSETS:

                                                        DECEMBER 31,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
              Capitalized software...........     $  17,218    $  11,466
              Demonstration equipment........        18,412       10,665
              Product rights.................         9,053        9,249
              Investment.....................         3,250          250
              Other..........................           539          556
                                                  ---------    ---------
                Total other assets ..........        48,472       32,186
              Accumulated amortization.......
                Capitalized software.........        (5,045)      (3,021)
                Demonstration equipment......        (5,592)      (3,442)
                Product rights...............          (547)      (1,104)
                                                  ---------    ---------
                Net other assets.............     $  37,288    $  24,619
                                                  =========    =========

         The Company capitalized $6,693, $5,097 and $5,044 in 2000, 1999 and 1998, respectively, of software development costs (see Note 2). Amortization expense was $2,965, $2,291 and $3,111 in 2000, 1999 and 1998, respectively. In
1999 and 1998, the Company wrote-off $1,422 and $1,304 of net capitalized software costs, respectively, in connection with the discontinuance of certain product lines (see Note 5).

         Demonstration equipment represents equipment at customer locations for demonstration purposes and is amortized on a straight-line basis over a period not to exceed three years.

         Product rights represent technology licenses and pre-paid royalties for two product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

         In March 2000, the Company purchased $3,000 of preferred stock of one of its suppliers. The investment has been accounted for at cost in the accompanying consolidated balance sheet.

9. Accrued Expenses:

                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
            Payroll and other compensation...........     $  7,392    $  3,649
            Accrued income taxes.....................        5,359          --
            Accrued commissions......................        3,195       2,223
            Other accrued expenses...................       13,164       7,295
            Special charges and disposition related
            accruals.................................          291       2,196
                                                          --------    --------

                      Total accrued expenses.........     $ 29,401    $ 15,363
                                                          ========    ========

10. Valuation Accounts and Disposition-Related Accruals:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000        1999      1998
                                                 -------    --------   --------
            Allowance for doubtful accounts:
            Balance at beginning of year......    $ 1,270    $  1,147   $   925
            Provision.........................       943       1,822        550
            Acquisitions (Note 3).............       82          --         --
            Charges...........................     (282)      (1,699)      (328)
                                                   -----    --------   --------
            Balance at end of year............   $ 2,013    $  1,270   $  1,147
                                                 =======    ========   ========

            Disposition-related accruals:
            Balance at beginning of year.....    $ 2,196    $  5,667   $     --
            Provision........................     (1,040)      8,165      5,667
            Charges..........................       (865)    (11,636)        --
                                                 -------    --------  ---------
            Balance at end of year...........    $   291    $  2,196  $   5,667
                                                 =======    ========  =========

11. Debt:

         Short-term borrowings and long-term debt consist of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
           Seller notes,  net of unamortized
             discount of $394.........................    $  4,106    $     --
           Seller note for working capital
             adjustment (Note 3)......................       1,615          --
           Borrowings under lines of credit...........          --       4,067
           Other......................................          --          64
                                                          --------    --------
                                                             5,721       4,131
           Less--Current portion of long-term
             debt.....................................      (4,438)     (4,111)
                                                          --------    --------
           Long term debt.............................    $  1,283    $     20
                                                          ========    ========

         In connection with the acquisitions discussed in Note 3, the Company issued notes payable to the sellers. The notes due to Computerm and Varcom are $3,000 and $1,500, and are due in August 2001 and August 2002, respectively. Interest was imputed on the notes at 10% and imputed interest expense in 2000 was $161.

         Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200, of which $4,067 was outstanding as of December 31, 1999. The revolving credit loans were classified in the accompanying consolidated balance sheet as short-term borrowings in 1999 and were repaid in 2000. The weighted-average interest rate on borrowings under the foreign lines of credit was 5.63%, 6.11% and 7.88% in 2000, 1999 and 1998, respectively. The lines of credit are guaranteed by the Parent.

         In 1999 and 1998, the Company had debt outstanding under Connecticut Development Authority Bonds. The weighted-average interest rate was 6.11% and 5.75% in 1999 and 1998, respectively. The bonds were repaid in 1999.

12. CAPITAL STOCK:

         On June 29, 2000, a recapitalization was completed whereby the Company authorized 20,000,000 shares of $0.01 par value preferred stock, 150,000,000 shares of $0.01 par value Class A common stock and 250,000,000 shares of $0.01 par value Class B common stock. The 1,000 outstanding shares of $0.01 par value common stock held by the Parent were converted into an aggregate of 75,633,333 shares of Class A common stock. All references to shares outstanding have been retroactively adjusted for this conversion.

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

13. INCOME TAXES:

         The Company has been included in the consolidated federal income tax return of the Parent. Under the terms of the tax sharing agreement with the Parent, the following provision for income taxes was determined as if the Company were a separate taxpayer.

                                                 YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               2000      1999       1998
                                             --------   -------    -------
                          Current
                             provision
                             (benefit):
                          Federal........... $ 8,189    $ 7,631    $ 6,727
                          Foreign...........   2,441        876       (122)
                          State and local...   1,775      2,306      1,626
                                             -------    -------    -------
                                              12,405     10,813      8,231
                                             -------    -------    -------
                          Deferred
                           provision
                           (benefit):
                           Federal..........   (2,427)    3,808     (1,648)
                           State and local..     (472)      838       (710)
                                             --------   -------    -------
                                               (2,899)    4,646     (2,358)
                                             --------   -------    -------
                                    Total... $  9,506   $15,459    $ 5,873
                                             ========   =======    =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

                                                        DECEMBER 31,
                                                     ------------------
                                                       2000       1999
                                                     -------    -------
                     Deferred tax assets:
                       Inventories................   $ 3,002    $ 2,048
                       Purchased intangibles......     4,125         --
                       Warranty accrual...........       451        504
                       Bad debt reserve...........       781        423
                       Special charges and               115        847
                         disposition accruals.....
                       Other......................     1,218        828
                                                     -------    -------
                         Total deferred
                           tax assets.............     9,692      4,650
                                                     -------    -------
                     Deferred tax liabilities:
                       Accelerated depreciation...       781         69
                       Capitalized software.......     4,861      3,354
                       Other......................        --         76
                                                     -------    -------
                         Total deferred
                           tax liabilities........     5,642      3,499
                                                     -------    -------
                       Net deferred tax assets....   $ 4,050    $ 1,151
                                                     =======    =======

         Undistributed earnings of the Company's foreign subsidiaries of $5,048 at December 31, 2000, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

         For financial reporting purposes, income before income taxes include the following components:

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2000         1999         1998
                                             --------     --------     --------
                      Income before income
                      taxes:
                        United States....    $ 18,049     $ 35,666     $ 13,575
                        Foreign..........       5,717        2,093         (346)
                                             --------     --------     --------
                                             $ 23,766     $ 37,759     $ 13,229
                                             ========     ========     ========


         Components of the effective income tax rate are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
                     Tax at U.S. federal
                       statutory rate...................  35.0%   35.0%  35.0%
                     State and local income taxes, net
                       of U.S. federal benefit..........   3.6     5.4    7.0
                     Goodwill...........................   1.9     1.1    3.3
                     Foreign Sales Corporation..........  (1.3)   (3.1)  (3.7)
                     Foreign taxes......................   1.6     2.3     --
                     Other..............................  (0.8)    0.2    2.8
                                                         -----    ----   ----
                                                          40.0%   40.9%  44.4%
                                                         -----    ----   ----

         Tax provisions are settled through the intercompany account and the Parent made payments and received refunds on behalf of the Company. In the fourth quarter of 2000, the income tax accounts through the date of the initial public offering were settled with SPX resulting in a reduction of additional paid-in capital.

14. GAIN ON INVESTMENT:

         Included in comprehensive income in 1998 in the consolidated statement of stockholders' equity is an unrealized pretax gain of $1,600 on warrants held in a publicly traded company. The warrants were exercised in 1999 and the common stock received upon exercise was sold resulting in a gain of $13,914. This gain is included in other (income) expense in the accompanying 1999 consolidated statement of operations.

15. FOREIGN CURRENCY CONTRACTS:

         The Parent utilized natural hedges and offsets to reduce foreign currency exposures and also consolidated positions to reduce the cost of hedging. The Parent entered into forward foreign exchange contracts and purchased currency options to hedge net consolidated currency transaction exposure for periods consistent with the terms of the underlying transactions including consideration given to Inrange foreign operations. At December 31, 2000, the Parent did not have any forward foreign exchange contracts outstanding.

         The Company conducts its business in various foreign countries and foreign currencies. Accordingly, the Company is subject to the typical currency risks and exposures that arise as a result of changes in the relative value of currencies such as transactional, translational, and economic currency exposures. The Parent's policy objectives are to reduce currency risk on a consolidated basis, protect the functional currency value of foreign currency denominated cash flows and reduce the volatility that the changes in foreign exchange rates may present to operating income.

         Foreign currency forward or option contracts were not used for trading purposes by the Parent, and these contracts did not subject the Company to currency risk from exchange rate movements. On forward exchange and option contracts which specifically hedge an underlying transaction, gains or losses are deferred and recorded when the underlying transaction occurs. While it is not the practice of the Parent to enter into contracts to hedge anticipatory transactions, any gains or losses on forward foreign exchange and option contracts that do not hedge a specific transaction are recognized currently.

16. COMMITMENTS AND CONTINGENCIES:

         The Company has various operating lease agreements for facilities and equipment that expire at various times through 2011. The lease agreements generally contain renewal options. The future minimum rental payments under leases with remaining noncancellable terms in excess of one year are:

                     YEAR ENDING DECEMBER 31,
                     ----------------------------
                     2001                         $  4,362
                     2002                            4,022
                     2003                            4,099
                     2004                            4,200
                     2005                            4,332
                     2006 and thereafter            22,541
                                                  --------
                                                  $ 43,556
                                                  ========

         Rent expense was $3,035, $3,104 and $2,980 in 2000, 1999 and 1998,
respectively.

         There are contingent liabilities for lawsuits and various other matters occurring in the ordinary course of business. Management believes, after consultation with legal counsel, that none of these contingencies will materially impact the Company's financial condition or results of operations.

17. EMPLOYEE RETIREMENT PLANS:

         As discussed in Note 4, the Company participates in the Parent's employee benefit plans which cover substantially all employees. The employee benefit plans consist of a cash balance plan and a 401(k) plan. The Company's expense for these plans was $3,417, $4,485 and $3,069 in 2000, 1999 and 1998, respectively.

18. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

         The carrying amount of the demand note from SPX, accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of these instruments.

     The fair value of the Company's debt instruments, based on borrowing rates available to the Company at December 31, 2000 and 1999 for similar debt, is not materially different than the carrying value.

Concentration of Risk

     The Company transacts business with a significant customer in the telecommunications industry. Revenue from this customer represented 4%, 9% and 17% of total revenue in 2000, 1999 and 1998, respectively, and accounts receivable from this customer was $1,699 at December 31, 2000. No other customer accounted for greater than 10% of total revenue in 2000, 1999 and 1998.

    Except as discussed above, the Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses.

     The Company receives certain of its products and components from sole suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

19.  STOCK OPTIONS:

SPX Stock Options

     SPX has a stock option plan under which stock options were granted to certain employees of the Company. The options were issued with an exercise price equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation was recorded. In 2000, options to purchase 55,750 shares of stock were granted to employees and options to purchase 6,750 shares of stock were cancelled with weighted average exercise prices of $81.58 and $79.96, respectively. In 1999, options to purchase 42,750 shares of stock were granted to employees of the Company at a weighted-average exercise price of $82.56. These options vest over a three year period.

     Stock options of SPX issued to employees of the Company outstanding at December 31, 2000 and related price and life information is as follows:

                                        OUTSTANDING OPTIONS
                                      -----------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING
                  EXERCISE PRICE      OPTIONS    LIFE (YEARS)
                  ---------------     -------    ------------
                  $ 64.88.......        5,000        8.01
                  $ 77.81.......       45,750        9.01
                  $ 81.81.......        3,000        8.60
                  $ 85.00.......        2,000        8.70
                  $ 86.50.......       28,000        8.58
                  $102.00.......        8,000        9.41
                                       ------
                                       91,750        8.84
                                       ======

     At December 31, 2000, none of the SPX stock options issued to Company employees were exercisable and the weighted average exercise price of outstanding stock options was $82.15.

Company Stock Options

     In June 2000, the Company established the 2000 Stock Compensation Plan
(the 2000 Plan). The 2000 Plan provides for the issuance of up to 11,530,000 shares of Class B common stock for incentive stock options, nonqualified stock options, stock appreciation rights, performance units and restricted stock, to employees, non-employee directors or consultants of the Company, the Parent or any direct or indirect subsidiary of the Company. The 2000 Plan was administered by the Board of Directors of the Parent prior to the initial public offering and, after the initial public offering, is administered by a committee established by the Board of Directors of the Company. Subject to the specific provisions of the 2000 Plan, the committee determines award eligibility, timing and the type, amount and terms of the awards. Options granted generally vest over four to six years.

     On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and are fully vested on the grant date. In connection with these outstanding options, the Company recorded a special charge of $500 to the consolidated statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis.

     A summary of stock option activity under the 2000 Plan is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                         EXERCISE          PRICE       AGGREGATE
                                           OPTIONS       PER SHARE         SHARE       PROCEEDS
                                          ---------    ---------------   -----------  ------------
Balance at December 31, 1999                  --              --             --            --
  Granted                                 8,543,200     $13.00 - 36.88     $15.54      $ 132,803
  Cancelled                                (120,300)            $16.00      16.00         (1,925)
                                          ---------                                    ---------
Balance at December 31, 2000              8,422,900     $13.00 - 36.88     $15.54      $ 130,878
                                          =========                                    =========

Options exercisable - December 31, 2000   1,331,000                        $13.00
                                          =========

     As of December 31, 2000, there are 3,107,100 shares of Class B Common stock available for grant under the 2000 Plan. The following table summarizes information about stock options outstanding under the 2000 Plan as of December 31, 2000:

                           OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS

                               WEIGHTED
                                AVERAGE       WEIGHTED               WEIGHTED AVERAGE
                               REMAINING      AVERAGE                 EXERCISE PRICE
                              CONTRACTUAL    EXERCISE                 OF EXERCISABLE
EXERCISE PRICES      NUMBER   LIFE (YEARS)     PRICE      NUMBER         OPTIONS
- -------------------------------------------------------------------------------------
     $13.00       1,331,000       9.5         $13.00     1,331,000       $  13.00
     $14.44          16,500       9.9         $14.44         --            --
     $15.25           4,000       9.9         $15.25         --            --
     $16.00       7,050,200       9.7         $16.00         --            --
     $16.94           6,500       9.9         $16.94         --            --
     $17.88           3,000       9.9         $17.88         --            --
     $19.06           2,000       9.9         $19.06         --            --
     $21.38             700       9.9         $21.38         --            --
     $21.63           5,000       9.8         $21.63         --            --
     $36.88           4,000       9.8         $36.88         --            --
                  ---------                              ---------
                  8,422,900       9.7         $15.54     1,331,000       $  13.00
                  =========                              =========

     The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued to employees. Had compensation cost for both the Parent and Company stock options been determined based on the fair value at the grant date for awards consistent with the accounting provisions of SFAS No. 123, pro forma net income and basic and diluted net income per common share for the years ended December 31, 2000 and 1999 would have been as follows:

         YEAR ENDED DECEMBER 31,                              2000      1999
                                                            -------   --------
         Net income:
         As reported.....................................   $14,260   $ 22,300
         Pro forma.......................................   $ 6,802    $22,125

         Basic and diluted net income per common share:
         As reported.....................................     $0.18     $ 0.29
         Pro forma.......................................     $0.09     $ 0.29

     The fair value of each SPX option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 2000 and 1999: 0% dividend yield, 33.5% - 41.5% expected volatility, 5.29% risk free interest rate, 75% expected vesting and 6 year expected option life. The weighted-average fair value of options granted during 2000 and 1999 was $39.24 and $35.63, respectively. The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 0% dividend yield, 75.0% expected volatility, 6.06% risk free interest rate, 75% expected vesting and 6 year expected option life. The weighted-average fair value of Company options granted during 2000 was $10.04.

20.  GEOGRAPHIC INFORMATION:

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

                                   YEAR ENDED DECEMBER 31,
                            -------------------------------------
                                2000           1999       1998
                            -------------- ---------- -----------
         Revenue:
           United States...   $  139,879     $122,972   $ 158,520
           Europe..........       60,361       40,062      38,884
           Export..........       33,406       37,588      28,265
                              ----------     --------   ---------
                              $  233,646     $200,622   $ 225,669
                              ==========     ========   =========

                                       DECEMBER 31,
                                   ----------- ----------
                                      2000        1999
                                   ----------- ----------
              Long-lived Assets:
                United States.....   $ 91,478    $ 44,798
                Europe............      6,542       1,904
                                     ---------   --------
                                     $ 98,020    $ 46,702
                                     =========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning our directors is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under Election of Directors and is incorporated by reference into this report.

     Information concerning our executive officers is included in Part I of this report on page 17.

     Information regarding compliance with Section 16(a) of the Exchange Act is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning the compensation of our executive officers and directors is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under Director Compensation and Executive Compensation and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

     Information regarding the ownership of our Class B common stock and SPX common stock by officers, directors and 10% holders is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under Ownership of Common Stock and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under Certain Relationships Between Inrange and SPX and is incorporated by reference into this report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

     Our financial statements and Arthur Andersen LLP's report dated
February 12, 2001 on the financial statements are included on pages 39 through 58 of this report.

(a)(2)   Financial Statement Schedules

         None required.

(a)(3)   Exhibits

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------

         3.2 Amended and Restated By-Laws of Inrange Technologies Corporation, filed as Exhibit 3.2 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         3.3 Amended and Restated Certificate of Incorporation of Inrange Technologies Corporation, filed as Exhibit 3.3 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         4.1 Form of Inrange Technologies Corporation Class B common stock certificate, filed as Exhibit 4.1 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.1 Tax Sharing Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.1 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.2 Management Services Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.2 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.3 Registration Rights Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.3 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.4 Trademark License Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.4 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.5 Reseller Agreement, dated October 29, 1999 between Inrange Technologies Corporation and Ancor Communications, Inc., filed as Exhibit 10.5 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.++

         10.6 Technology License Agreement, dated September 24, 1998 between Inrange Technologies Corporation and Ancor Communications Inc., filed as Exhibit 3.2 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.++

         10.7 Letter Agreement dated November 23, 1999 between Inrange Technologies Corporation and Ancor Communications Inc., filed as Exhibit 10.7 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.8* Inrange Technologies Corporation 2000 Stock Compensation Plan, filed as Exhibit 10.8 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.9 Loan Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.9 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.10* Employees Matters Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.10 to the Form S-1 Registration Statement (No. 333-38592) and incorporated herein by reference.

         10.11* Inrange Technologies Corporation Employee Stock Purchase Plan, filed as Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-46402) and incorporated herein by reference.

         10.12* Inrange Technologies Corporation Executive EVA Incentive Compensation, filed as Exhibit 10.12 to Inrange's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 000-31517) and incorporated herein by reference.

         21.1       List of Subsidiaries.

         23.1       Consent of Arthur Andersen LLP.

         24.1       Power of Attorney
- --------------

*    Indicates management contract or compensatory plan or arrangement.
++ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

     We have not filed any Reports on Form 8-K during the three months ended December 31, 2000.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2001.


                              INRANGE TECHNOLOGIES CORPORATION

                              By:       /s/ Gregory R. Grodhaus
                                   -----------------------------------------
                                             Gregory R. Grodhaus
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March 2001.

/s/  Gregory R. Grodhaus                          /s/  Jay Zager
- ------------------------------------   --------------------------------------
     Gregory R. Grodhaus                            Jay Zager
     President and Chief               Executive Vice President and Chief
  Executive Officer Director           Financial Officer (Principal Financial
                                             and Accounting Officer)


/s/  John B. Blystone*                           /s/  Lewis M. Kling*
- ------------------------------------   --------------------------------------
          John B. Blystone                            Lewis M. Kling
        Chairman of the Board                             Director


/s/  David L. Chapman*                          /s/  Patrick J. O'Leary*
- ------------------------------------   --------------------------------------
          David L. Chapman                           Patrick J. O'Leary
              Director                                    Director


/s/  Robert B. Foreman*                         /s/  Bruce J. Ryan*
- ------------------------------------   --------------------------------------
          Robert B. Foreman                          Bruce J. Ryan
              Director                                 Director


/s/  Christopher J. Kearney*                    /s/  David B. Wright*
- ------------------------------------   --------------------------------------
       Christopher J. Kearney                        David B. Wright
              Director                                  Director



* By his Attorney-In-Fact pursuant to the Power of Attorney filed as Exhibit
  24.1 to this Form 10-K.

                                  EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      2000




         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------

         21.1         List of Subsidiaries

         23.1         Consent of Arthur Andersen LLP (dated March 29, 2001)

         24.1         Power of Attorney (dated March 5, 2001)