Form 10-Q
period 2001-03-31
INRANGE TECHNOLOGIES CORP
filed 2001-05-15
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                       OR

     ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                          --------    ---------

                        Commission File Number 000-31517


                        INRANGE TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                   06-0962862
 (State of Incorporation)               (I.R.S. Employer Identification No.)


           100 Mount Holly By-Pass, P.O. Box 440, Lumberton, NJ 08048
              (Address of principal executive offices and zip code)

                                 (609) 518-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X       No
                                   ---          ---

             Common shares outstanding as of May 9, 2001-84,488,333

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q


                                                                                                                     PAGE
                                                                                                                    NUMBER
                                                                                                                    ------
PART I          FINANCIAL INFORMATION

Item 1.         Unaudited Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                          3

                Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
                  2001 and 2000                                                                                        4

                Unaudited Consolidated  Statements of Cash Flows for the Three Months Ended March 31,
                  2001 and 2000                                                                                        5

                Notes to Unaudited Consolidated Financial Statements                                                   6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of  Operations                11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                            15

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                     16

Item 5.         Other Information                                                                                     17

                SIGNATURES                                                                                            19

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         2001            2000
                                                                                       --------      ------------
     ASSETS
     CURRENT ASSETS:
       Cash and equivalents .......................................................     $ 22,809       $ 22,646
       Demand note from SPX .......................................................       52,341         60,956
       Accounts receivable, net ...................................................       73,069         79,988
       Inventories ................................................................       30,855         29,271
       Prepaid expenses and other .................................................        5,171          5,209
       Deferred income taxes ......................................................        4,968          4,968
                                                                                        --------       --------
               Total current assets ...............................................      189,213        203,038
     PROPERTY, PLANT AND EQUIPMENT, net ...........................................       17,577         16,103
     GOODWILL AND OTHER INTANGIBLES, net ..........................................       45,672         44,629
     OTHER ASSETS, net ............................................................       40,499         37,288
                                                                                        --------       --------
               Total assets .......................................................     $292,961       $301,058
                                                                                        ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Short-term borrowings and current portion of long-term debt.................     $  2,894       $  4,438
       Accounts payable ...........................................................       24,129         23,541
       Accrued expenses ...........................................................       19,631         29,401
       Deferred revenue ...........................................................       11,409         10,923
                                                                                        --------       --------
               Total current liabilities ..........................................       58,063         68,303
                                                                                        --------       --------
     LONG-TERM DEBT ...............................................................        1,315          1,283
                                                                                        --------       --------
     DEFERRED INCOME TAXES ........................................................          918            918
                                                                                        --------       --------
     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY:
       Preferred  stock, $0.01 par value, 20,000,000 shares authorized
        and none issued and outstanding ...........................................           --             --
       Class A common stock, $0.01 par value, 150,000,000 shares
        authorized, 75,633,333 shares issued and outstanding.......................          756            756
       Class B common stock, $0.01 par value, 250,000,000 shares
        authorized, 8,855,000  shares issued and outstanding.......................           89             89
       Additional paid-in capital .................................................      151,478        133,946
       Retained earnings ..........................................................       79,969         95,155
       Accumulated other comprehensive income .....................................          373            608
                                                                                        --------       --------
               Total stockholders' equity .........................................      232,665        230,554
                                                                                        --------       --------
                   Total liabilities and stockholders' equity .....................     $292,961       $301,058
                                                                                        ========       ========


        The accompanying notes are an integral part of these statements.

                            INRANGE TECHNOLOGIES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               --------------------------------
                                                   2001               2000
                                               ------------        ------------

REVENUE:
  Product revenue ......................       $     51,532        $     37,697
  Service revenue ......................             12,343               8,456
                                               ------------        ------------
          Total revenue ................             63,875              46,153
                                               ------------        ------------
COST OF REVENUE:
  Cost of product revenue ..............             25,675              18,306
  Cost of service revenue ..............              8,231               5,047
                                               ------------        ------------
          Total cost of revenue ........             33,906              23,353
                                               ------------        ------------
             Gross margin ..............             29,969              22,800
                                               ------------        ------------
OPERATING EXPENSES:
  Research, development and
     engineering .......................              7,584               4,963
  Selling, general and administrative ..             18,743              12,137
  Amortization of goodwill and other
     intangibles........................              1,041                 267
                                               ------------        ------------

          Operating expenses ...........             27,368              17,367
                                               ------------        ------------
OPERATING INCOME .......................              2,601               5,433
INTEREST (INCOME) EXPENSE ..............             (1,273)                177
OTHER INCOME ...........................                (41)                (94)
                                               ------------        ------------
     Income before income taxes ........              3,915               5,350
INCOME TAXES ...........................              1,569               2,140
                                               ------------        ------------
NET INCOME .............................       $      2,346        $      3,210
                                               ============        ============
EARNINGS PER SHARE:
 Basic and diluted .....................       $       0.03        $       0.04
                                               ============        ============
 Shares used in computing basic and
     diluted earnings per share.........         84,488,333          75,633,333
                                               ============        ============


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                       2001            2000
                                                                     --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .....................................................   $  2,346        $  3,210
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation .................................................      1,632           1,449
    Amortization of goodwill and other intangibles................      1,041             267
    Amortization of other assets .................................      2,144           1,355
    Accretion of debt on seller notes ............................        103              --
    Loss on disposal of equipment ................................         23              --
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................      7,636           3,464
    Inventories ..................................................     (1,584)         (1,449)
    Prepaid expenses and other current assets ....................        100             (99)
    Accounts payable .............................................        818          (2,362)
    Accrued expenses .............................................     (9,970)         (1,011)
    Deferred revenue .............................................        486           1,239
    Payments of special charges and  disposition
      related accruals............................................       (230)           (561)
                                                                     --------        --------
         Net cash provided by operating activities ...............      4,545           5,502
                                                                     --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net.................     (2,926)         (1,451)
  Cash paid for business acquired, net of cash acquired ..........     (2,975)             --
  Decrease in demand note from SPX Corporation ...................      8,615              --
  Capitalized software costs .....................................     (2,170)         (1,322)
  Increase in demonstration equipment and other assets ...........     (3,076)           (561)
  Purchase of investment .........................................         --          (3,000)
                                                                     --------        --------
     Net cash used in investing activities .......................     (2,532)         (6,334)
                                                                     --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net payments under lines of credit .............................         --            (515)
  Payments on long-term debt .....................................     (1,615)            (33)
  Proceeds from SPX Corporation ..................................         --           1,960
                                                                     --------        --------
      Net cash provided by (used in) financing activities ........     (1,615)          1,412
                                                                     --------        --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ...........................       (235)            108
                                                                     --------        --------
NET INCREASE IN CASH AND EQUIVALENTS .............................        163             688
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ......................     22,646           1,023
                                                                     --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD ............................   $ 22,809        $  1,711
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

    The consolidated financial statements include the assets, liabilities, revenue and expenses of Inrange, which is a majority-owned subsidiary of SPX Corporation (SPX), and the assets, liabilities, revenue and expenses of certain other units comprising the storage networking, data communications and telecommunications networking business of SPX, and exclude two of the subsidiaries of Inrange not involved in the business (combined, the Company). The net assets of the other units were transferred to the Company in June 1999 (Tautron) and June 2000 (division of General Signal Limited). The net assets of the two excluded subsidiaries were transferred out of the Company in June 1999 and May 2000. Accordingly, the accompanying financial statements are now presented on a consolidated versus a combined basis.

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

    In September 2000, the Company completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share and received net proceeds of $128,200. The proceeds were used to repay borrowings of $54,929 from SPX to fund certain acquisitions in the second and third quarters of 2000 and accrued interest thereon of $777. The remaining proceeds are being used for general corporate purposes. However, pending use of the proceeds, the Company invested $15,000 in a money market account and the remaining net proceeds were loaned to SPX under a demand note (see Note 4).

    SPX uses a centralized cash management system for all of its domestic operations, including those of the Company. The net amount of daily cash transactions is transferred to SPX and other intercompany transactions between SPX and the Company through the initial public offering were recorded as a component of equity of the Company. Thereafter, these transactions are reflected as an increase or decrease in the demand note due from SPX (see Note 4).

    In the opinion of management, the accompanying interim balance sheet and related interim statements of operations and cash flows include adjustments (consisting only of normal and recurring items) necessary for the fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES:

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

    The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. No single customer in the periods presented represented greater than 10% of total revenue.

3. ACQUISITIONS:

    In January 2001, the Company completed the acquisition of Prevail Technology ("Prevail"). Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments.

    The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of the Company since the acquisition date. The excess of the purchase price over the net assets acquired has been assigned to goodwill and other intangibles and is being amortized over the estimated useful lives. Pro forma results of operations have not been included in these interim financial statements as the impact of the acquisitions is not material to the overall consolidated financial statements.

    On May 7, 2001, the Company completed the acquisition of Onex, Incorporated
(Onex). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions.


4. TRANSACTIONS WITH SPX:

    There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $50 and $25 for the three months ended March 31, 2001 and 2000, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $1,774 and $1,418 for the three months ended March 31, 2001 and 2000, respectively.

    Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering have been recorded as a component of additional paid in capital in the accompanying balance sheet. Advances and other intercompany charges after such date are recorded as a component of the demand note due from SPX. As of March 31, 2001, the demand note from SPX was $52,341. The demand note bears interest at the average rate of the SPX credit facilities and is recorded on a monthly basis as interest income. The accompanying statements of operations for the three months ended March 31, 2001 includes interest income of $1,296 relating to interest income from the demand note from SPX.

5. INVENTORIES:

                                                  MARCH 31,     DECEMBER 31,
                                                    2001           2000
                                                    ----           ----

                 Raw materials...............      $10,600        $14,743
                 Work-in-process.............        2,224          1,984
                 Finished goods..............       18,031         12,544
                                                   -------        -------
                   Net inventories...........      $30,855        $29,271
                                                   =======        =======

6. OTHER ASSETS:

                                                  MARCH 31,     DECEMBER 31,
                                                    2001           2000
                                                    ----           ----

                 Capitalized software........      $18,558        $17,218
                 Demonstration equipment.....       21,840         18,412
                 Product rights..............        9,257          9,053
                 Investment..................        3,250          3,250
                 Other.......................          641            539
                                                   -------        -------
                     Total other assets......       53,546         48,472
                 Accumulated amortization --
                   Capitalized software......       (5,118)        (5,045)
                   Demonstration equipment...       (7,057)        (5,592)
                   Product rights............         (872)          (547)
                                                   --------       --------
                          Net other assets...      $40,499        $37,288
                                                   =======        =======

    The Company capitalized $2,170 and $1,322 in the three months ended March 31, 2001 and 2000, respectively, of software development costs. Amortization expense was $903 and $668 in the three months ended March 31, 2001 and 2000, respectively.

    Demonstration equipment represents equipment at customer locations for demonstration purposes and is amortized on a straight-line basis over a period not to exceed three years.

    Product rights represent technology licenses and prepaid royalties for three product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

7. DEBT:

    Short-term borrowings and long-term debt consist of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           2001        2000
                                                         --------   ------------


       Seller notes, net of unamortized discount of
          $291 and $394, respectively.................   $  4,209     $  4,106
       Seller note for working capital adjustment.....         --        1,615
                                                         --------     --------
                                                            4,209        5,721
       Less -- Current portion of long-term debt......     (2,894)      (4,438)
                                                         --------     --------
       Long term debt.................................   $  1,315     $  1,283
                                                         ========     ========


    In connection with two acquisitions made in August 2000, of Computerm Corporation and Varcom Corporation, the Company issued non-interest bearing notes payable to the sellers. The notes due to the sellers of the acquired businesses are $3,000 and $1,500, and are due in August 2001 and August 2002, respectively. The notes were discounted at 10% and imputed interest expense was $103 for the three months ended March 31, 2001.

    Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200. There were no borrowings on the lines of credit as of March 31, 2001 or 2000. The weighted average interest rate on borrowings under the foreign lines of credit was 5.93% for the three months ended March 31, 2000. There were no borrowings during the three months ended March 31, 2001. The lines of credit are guaranteed by SPX.

8. COMMITMENTS:

    In March 2001, the Company entered into a memorandum of understanding with a third party for certain technology, licenses and product development activities. In connection with this agreement the Company has committed to minimum royalties, licensing and product development charges of up to $20,000 contingent upon the achievement of certain milestones in 2001.

9. STOCKHOLDERS' EQUITY:

    On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. During the third and fourth quarters of 2000, the Company recorded charges to the statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis. In connection with the issuance of Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," (FIN 44) and interpretations thereof, the accounting for options granted to parent company employees has been modified. Under interpretations outlined in Emerging Issue Task Force Issue 2000-23, the Company is no longer required to record a charge for the options granted to parent company employees and such options should be treated as a dividend to the parent. On January 1, 2001, the Company recorded a non-cash "deemed dividend" of $17,532, which represents the value of the previously granted options at that date as measured by the Black-Scholes option pricing model.


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

    At March 31, 2001, there were 8,518,700 options outstanding to purchase Class B common stock at prices ranging from $11.50 to $36.875 per share. These stock options were not included in the earnings per share calculation for the three months ended March 31, 2001, as the impact would be antidilutive. There were no dilutive securities outstanding at March 31, 2000.


11. COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       --------
                                                    2001       2000
                                                    ----       ----

           Net income.........................     $2,346     $3,210

           Foreign currency adjustments.......       (235)       108
                                                   ------     ------

           Comprehensive income...............     $2,111     $3,318
                                                   ======     ======

12. GEOGRAPHIC INFORMATION:

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

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                   ---------------------
                                      2001       2000
                                   ---------   ---------
             Revenue:
               Domestic........    $  42,269   $  27,488
               Foreign.........       16,086      10,927
               Export..........        5,520       7,738
                                   ---------   ---------
                                   $  63,875   $  46,153
                                   =========   =========

                                   MARCH 31,  DECEMBER 31,
                                     2001        2000
                                   ---------  -----------
             Long-lived assets:
               Domestic........    $  96,903   $  91,478
               Foreign.........        6,845       6,542
                                   ---------   ---------
                                   $ 103,748   $  98,020
                                   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes.

OVERVIEW

    We design, manufacture, market and service switching and networking solutions for storage, data and telecommunications networks. Our products provide fast and reliable connections among networks of computers and related devices and are used in large-scale, systems that are critical to the operations of Fortune 1000 businesses and other large enterprises.

    In August 2000, we acquired the net assets of Varcom Corporation(Varcom) and Computerm Corporation(Computerm). Varcom is located in Fairfax, Virginia and provides network management hardware, software and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking application to operate over wide area networks. The purchase price of Varcom was $25.0 million. The purchase price of Computerm was $30.0 million. Both acquisitions were recorded using the purchase method of accounting.

    On January 10, 2001, we acquired Prevail Technology. Prevail is a professional services company with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. The acquisition expands the Company's capabilities to directly support storage management and Storage Area Network (SAN) planning and deployment. We have accounted for the acquisition using the purchase method of accounting.

    On May 7, 2001, we acquired the assets of Onex, Incorporated (Onex). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                          -----------------
                                                           2001       2000
                                                          ------     ------
            Revenue...................................    100.0%     100.0%
            Gross margin..............................     46.9%      49.4%
            Research, development and engineering.....     11.9%      10.8%
            Selling, general and administrative.......     29.3%      26.3%
            Operating income..........................      4.1%      11.8%
            Net income................................      3.7%       7.0%


Comparison of three months ended March 31, 2001 and 2000

    Revenue. Revenue for the three months ended March 31, 2001 was $63.9 million, an increase of $17.7 million, or 38.4%, from $46.2 million for the three months ended March 31, 2000. Sales of our open storage networking products and services were $21.1 million, an increase of $14.8 million, or 235%, from $6.3 million in the three-month period ended March 31, 2000. Our open storage networking products consist of fibre channel directors and optical networking equipment. The increase was primarily driven by sales of the FC/9000 Director, which was released for general availability during the third quarter of 2000. The remaining increase in revenue was primarily service revenue attributable to the acquisitions of Computerm and Varcom in 2000 and the acquisition of Prevail in 2001.

    Cost of Revenue. Our cost of revenue for the three months ended March 31, 2001 was $33.9 million, an increase of $10.5 million, or 45.1%, from $23.4 million for the three months ended March 31, 2000. As a percentage of revenue, cost of revenue increased to 53.1% for the three months ended March 31, 2001 from 50.6% for the three months ended March 31, 2000. The increase in cost of revenue was related to increased sales, higher services costs and a change in mix of products. The increase in service cost of $3.2 million was a result of increased service headcount and other related expenses to support the introduction of the FC/9000 and from the acquisitions of Computerm, Varcom and Prevail.

    Research, Development and Engineering. Research, development and engineering expenses for the three months ended March 31, 2001 were $7.6 million, an increase of $2.6 million from $5.0 million for the three months ended March 31, 2000. As a percentage of revenue, research, development and engineering expenses were 11.9% for the three months ended March 31, 2001 as compared to 10.8% for the three months ended March 31, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products, as well as new datacom and telecom programs. The additional headcount for the data networking and telecom networking programs was principally from the acquisitions completed in the second half of 2000. Including capitalized software, research development and engineering spending was $9.8 million for the three months ended March 31, 2001, or 15.3% of revenue, compared to $6.3 million, or 13.7% of revenue, for the three months ended March 31, 2000.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 were $18.8 million, an increase of $6.6 million from $12.1 million for the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses were 29.3% for the three months ended March 31, 2001, compared to 26.3% for the three months ended March 31, 2000. The increase was primarily due to increased personnel to support the expected sales levels for the FC/9000, spending related to additional marketing and e-commerce initiatives and hiring additional key management.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three-month periods ended March 31, 2001 and 2000 was $1.0 million and $0.3 million, respectively. The increase was a result of goodwill and other intangibles associated with the businesses acquired during the last nine months.

    Interest (Income) Expense. Interest income for the three months ended March 31, 2001 was $1.5 million. There was no interest income for the three months ended March 31, 2000. The interest income for the three months ended March 31, 2001 was principally for interest earned from our demand note with SPX.

    Interest expense for the three months ended March 31, 2001 was $0.2 million, compared to $0.2 million for the three months ended March 31, 2000. The interest expense for the three months ended March 31, 2001 was principally interest accrued on seller notes related to business acquisitions in 2000.

    Income Taxes. Our effective tax rate for the three months ended March 31, 2001 and 2000 was 40%.


LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operating activities was $4.5 million for the three months ended March 31, 2001. During this period, cash flow from operations was principally generated from net income and a decrease in accounts receivable, offset by a decrease in accrued expenses related to year end compensation, commission and benefit payments, and an increase in inventories.

    Cash flow used for investing activities was $2.5 million for the three months ended March 31, 2001. Of that amount, $3.0 million related to the cash paid to acquire a business and the remainder was used for additions of property and equipment, capitalized software and other assets. Amounts utilized for investing activities were offset by the reduction in the demand note from SPX.

    As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue to be obligated to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the quarter ended March 31, 2001, the weighted average interest rate was 8.48%. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

    For the three months ended March 31, 2001, net cash used by financing activities was $1.6 million, consisting of net cash outflows related to the payment of the seller note for the working capital adjustment associated with the acquisition of Computerm.

    In March 2001, we entered into a memorandum of understanding with a third party for certain technology, licenses and product development activities. In connection with this agreement we have committed to minimum royalties, licensing and product development charges of up to $20.0 million contingent upon the achievement of certain milestones in 2001.

    We believe that the demand note from SPX, together with current cash balances, foreign credit facilities and cash provided by future operations, will be sufficient to meet the working capital, capital expenditure and research and development requirements for the foreseeable future. However, if additional funds are required to support our working capital requirements or for other purposes, we may seek to raise such additional funds through borrowings from SPX, public or private equity financings or from other sources. Our ability to issue equity may be limited by SPX's desire to preserve its ability in the future to effect a tax-free spin-off and by limitations under SPX's credit agreement. In addition, our ability to borrow money may be limited by restrictions under SPX's credit agreement. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires that all derivatives be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value be recognized in operating results. The adoption of this statement had no effect on results of operations and financial position as the Company does not have any derivatives.

                                ----------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the Company's Form 10-K for the year ended December 31, 2000 for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at March 31, 2001 was 8.48%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan balance at March 31, 2001 was $52.3 million and a one percentage point decrease in the interest rate would result in approximately $0.5 million less interest income on an annual basis, assuming the loan balance did not change.

     We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not a party to any pending legal proceedings that we believe will materially impact the Company's financial condition, liquidity or results of operations.

ITEM 5.  OTHER INFORMATION

(a)    EXHIBITS:

    *3.2     -    Amended and Restated By-Laws of Inrange Technologies
                  Corporation (Exhibit 3.2 to the Form S-1 Registration
                  Statement (No. 333-38592)).

    *3.3     -    Amended and Restated Certificate of Incorporation of Inrange
                  Technologies Corporation (Exhibit 3.2 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *4.1     -    Form of Inrange Technologies Corporation Class B common stock certificate (Exhibit 3.2 to the Form S-1 Registration
                  Statement (No. 333-38592)).

    *10.1    -    Tax Sharing Agreement, between Inrange Technologies
                  Corporation and SPX Corporation (Exhibit 10.1 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *10.2    -    Management Services Agreement, between Inrange Technologies
                  Corporation and SPX Corporation (Exhibit 10.2 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *10.3    -    Registration Rights Agreement, between Inrange Technologies
                  Corporation and SPX Corporation (Exhibit 10.3 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *10.4    -    Trademark License Agreement between Inrange Technologies
                  Corporation and SPX Corporation (Exhibit 10.4 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *10.5    -    Reseller Agreement, dated October 29, 2000 between Inrange
                  Technologies Corporation and Ancor Communications, Inc.
                  (Exhibit 10.5 to the Form S-1 Registration Statement (No.
                  333-38592)). ++

    *10.6    -    Technology License Agreement dated September 24, 1998 between
                  Inrange Technologies Corporation and Ancor Communications Inc.
                  (Exhibit 10.6 to the Form S-1 Registration Statement (No.
                  333-38592)). ++

    *10.7    -    Letter Agreement dated November 23, 2000 between Inrange
                  Technologies Corporation and Ancor Communications Inc.
                  (Exhibit 10.7 to the Form S-1 Registration Statement (No.
                  333-38592)). ++

    *10.8    -    Loan Agreement, between Inrange Technologies Corporation and
                  SPX Corporation (Exhibit 10.9 to the Form S-1 Registration
                  Statement (No. 333-38592)).

    *10.9    -    Employee Matters Agreement, between Inrange Technologies
                  Corporation and SPX Corporation (Exhibit 10.10 to the Form S-1
                  Registration Statement (No. 333-38592)).

    *10.10   -    Inrange Technologies Corporation 2000 Stock Compensation Plan
                  (Exhibit 10.8 to the Form S-1 Registration Statement (No.
                  333-38592)).

    *10.11   -    Inrange Technologies Corporation Employee Stock Purchase Plan
                  (Exhibit 4.3 to the Company's Form S-8 Registration Statement
                  (No. 333-46402)).

    *10.12   -    Inrange Technologies Corporation Executive EVA Incentive
                  Compensation Plan (Exhibit 10.12 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended September
                  30, 2000 (No. 000-31517).

    10.13    -    Amendment to Inrange Technologies Corporation Executive EVA
                  Incentive Compensation Plan.


    10.14    -    Memorandum of Understanding dated March 16, 2001 between
                  Inrange Technologies Corporation and QLogic Corporation.+


*   Incorporated by reference, as indicated.

+   Portions of this exhibit have been omitted pending the Commission's review of a request for confidential treatment.

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


                            INRANGE TECHNOLOGIES CORPORATION

Date: May 14, 2001          By:   /s/ Jay Zager
                                 --------------
                                 Jay Zager Executive Vice President and
                                 Chief Financial Officer (duly authorized
                                 officer and principal financial officer)