Form 10-Q
period 2001-06-30
INRANGE TECHNOLOGIES CORP
filed 2001-08-14
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



           Common shares outstanding as of August 9, 2001 - 84,488,333

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q



                                                                                                              PAGE NUMBER
                                                                                                              -----------
PART I       FINANCIAL INFORMATION

Item 1.      Unaudited Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                          3

             Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 2001 and 2000                                                                                4

             Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2001 and 2000                                                                                5

             Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations                12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                            18

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                     19

Item 4.      Submission of Matters to a Vote of Security Holders                                                   20

Item 6.      Exhibits and Reports on Form 8-K                                                                      21

             SIGNATURES                                                                                            23


PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     JUNE 30,   DECEMBER 31,
                                                                       2001         2000
                                                                     --------   ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents ...........................................   $ 18,314      $ 22,646
  Demand note from SPX ...........................................     49,060        60,956
  Accounts receivable, net .......................................     77,568        79,988
  Inventories ....................................................     26,102        29,271
  Prepaid expenses and other .....................................      5,636         5,209
  Deferred income taxes ..........................................      4,968         4,968
                                                                     --------      --------
          Total current assets ...................................    181,648       203,038
PROPERTY, PLANT AND EQUIPMENT, net ...............................     18,871        16,103
GOODWILL AND OTHER INTANGIBLES, net ..............................     53,410        44,629
OTHER ASSETS, net ................................................     38,257        37,288
                                                                     --------      --------
          Total assets ...........................................   $292,186      $301,058
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ....   $  2,966      $  4,438
  Accounts payable ...............................................     28,139        23,541
  Accrued expenses ...............................................     20,611        29,401
  Deferred revenue ...............................................     11,421        10,923
                                                                     --------      --------
          Total current liabilities ..............................     63,137        68,303
                                                                     --------      --------
LONG-TERM DEBT ...................................................      1,097         1,283
                                                                     --------      --------
DEFERRED INCOME TAXES ............................................        918           918
                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000 shares
   authorized and none issued and outstanding ....................       --            --
  Class A common stock, $0.01 par value, 150,000,000
   shares authorized, 75,633,333 shares issued and outstanding....        756           756
  Class B common stock, $0.01 par value, 250,000,000
   shares authorized, 8,855,000 shares issued and outstanding.....         89            89
  Additional paid-in capital .....................................    151,478       133,946
  Retained earnings ..............................................     74,522        95,155
  Accumulated other comprehensive income .........................        189           608
                                                                     --------      --------
          Total stockholders' equity .............................    227,034       230,554
                                                                     --------      --------
              Total liabilities and stockholders' equity .........   $292,186      $301,058
                                                                     ========      ========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                            Three Months Ended            Six Months Ended
                                                                      ----------------------------    ----------------------------
                                                                                 June 30,                      June 30,
                                                                      ----------------------------    ----------------------------
                                                                           2001            2000           2001            2000
                                                                      ------------    ------------    ------------    ------------
REVENUE:
  Product revenue .................................................   $     55,676    $     43,666    $    107,208    $     81,363
  Service revenue .................................................         13,730           8,609          26,073          17,065
                                                                      ------------    ------------    ------------    ------------
          Total revenue ...........................................         69,406          52,275         133,281          98,428
                                                                      ------------    ------------    ------------    ------------
COST OF REVENUE:
  Cost of product revenue .........................................         34,758          20,824          60,433          39,130
  Cost of service revenue .........................................          8,814           6,286          17,045          11,333
                                                                      ------------    ------------    ------------    ------------
          Total cost of  revenue ..................................         43,572          27,110          77,478          50,463
                                                                      ------------    ------------    ------------    ------------
             Gross margin .........................................         25,834          25,165          55,803          47,965
                                                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research, development and engineering ...........................          7,012           5,097          14,596          10,060
  Selling, general and administrative .............................         19,551          12,397          38,294          24,534
  Special charges .................................................          8,027            (190)          8,027            (190)
  Amortization of goodwill and other intangibles ..................          1,295             267           2,336             534
                                                                      ------------    ------------    ------------    ------------
          Operating expenses ......................................         35,885          17,571          63,253          34,938
                                                                      ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ...........................................        (10,051)          7,594          (7,450)         13,027
INTEREST (INCOME) EXPENSE .........................................         (1,080)            139          (2,353)            316
OTHER (INCOME) EXPENSE ............................................            101             (17)             60            (111)
                                                                      ------------    ------------    ------------    ------------
     Income (loss) before income taxes ............................         (9,072)          7,472          (5,157)         12,822
INCOME TAXES ......................................................         (3,625)          2,989          (2,056)          5,129
                                                                      ------------    ------------    ------------    ------------
NET INCOME (LOSS) .................................................   $     (5,447)   $      4,483    $     (3,101)   $      7,693
                                                                      ============    ============    ============    ============
EARNINGS (LOSS) PER SHARE:
 Basic and diluted ................................................   $      (0.06)   $       0.06    $      (0.04)   $       0.10
                                                                      ============    ============    ============    ============
 Shares used in computing basic and diluted earnings per share ....     84,488,333      75,633,333      84,488,333      75,633,333
                                                                      ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          2001        2000
                                                                        --------    --------
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss) .................................................   $ (3,101)   $  7,693
  Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
    Depreciation ....................................................      3,267       2,896
    Amortization of goodwill and other intangibles ..................      2,336         534
    Amortization of other assets ....................................      4,978       2,681
    Accretion of debt on seller notes ...............................        207        --
    Special charges .................................................      8,027        (190)
  Changes in operating assets and liabilities:
    Accounts receivable .............................................      5,229      (2,009)
    Inventories .....................................................      3,169      (3,150)
    Prepaid expenses and other current assets .......................       (231)       (883)
    Accounts payable ................................................      4,641       2,267
    Accrued expenses ................................................    (11,737)      1,592
    Deferred revenue ................................................        253      (1,861)
    Payments of special charges and disposition related accrual .....       (532)       (753)
                                                                        --------    --------
         Net cash from operating activities .........................     16,506       8,817
                                                                        --------    --------
CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of property, plant and equipment,  net ..................     (5,184)     (2,663)
  Cash paid for business acquired, net of cash acquired .............    (14,499)       --
  Decrease in demand note from SPX Corporation ......................     11,896        --
  Capitalized software costs ........................................     (4,073)     (2,975)
  Increase in demonstration equipment and other assets ..............     (3,983)     (2,696)
  Payments for product rights .......................................     (2,711)       --
  Purchase of investment ............................................       --        (7,429)
                                                                        --------    --------
     Net cash used in investing activities ..........................    (18,554)    (15,763)
                                                                        --------    --------
CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
  Net payments under lines of credit ................................       --        (2,383)
  Payments on long-term debt ........................................     (1,865)        (41)
  Proceeds of loan from SPX Corporation .............................       --         4,429
  Proceeds from SPX Corporation .....................................       --         5,769
                                                                        --------    --------
      Net cash from (used in) financing activities ..................     (1,865)      7,774
                                                                        --------    --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ..............................       (419)        383
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .....................     (4,332)      1,211
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .........................     22,646       1,023
                                                                        --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ...............................   $ 18,314    $  2,234
                                                                        ========    ========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION:

    Inrange Technologies Corporation ("Inrange" or the "Company") provides large-scale, mission critical storage networking products, software and services -- the IN-VSN family. This includes a unique family of switches, HBA's, directors, storage over WAN and optical networking products that allow storage networks to extend beyond traditional geographic boundaries. The IN-VSN offerings, and INRANGE Global Solutions offerings of consulting and professional services, provide solutions to customers' complex business problems and storage networking applications.

    The Company is a majority-owned subsidiary of SPX Corporation ("SPX"). The financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from SPX's historical financial statements. SPX provides certain services to the Company including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. SPX charges for these services and such costs are reflected in the consolidated statements of operations (see Note 4).

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

    The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for-potential bad debt losses. Recently, one of the Company's customers filed for bankruptcy. While the specifics are being determined, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. For the three month period ended June 30, 2001, one customer accounted for 10.2% of total revenues. No single customer in any of the other periods presented represented greater than 10% of total revenue and no one customer represents greater than 10% of accounts receivable at June 30, 2001.

Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 20, 3001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

    We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. All of the Company's other purchased intangible assets have been separately identified and recognized in the balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to June 30, 2001, management estimates that the cessation of goodwill amortization will increase operating income by approximately $3,500 on an annualized basis when the accounting pronouncements are adopted by the Company.

3.  ACQUISITIONS:

    In May 2001, the Company completed the acquisition of Onex, Incorporated ("Onex"). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions.

    In January 2001, the Company completed the acquisition of Prevail Technology ("Prevail"). Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments.

    The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of the acquisitions, net of acquired cash, was $14,499. The purchase price was allocated $3,079 to net tangible assets and the remaining $11,420 was classified as goodwill and other intangibles and is being amortized over the estimated useful lives. The purchase price allocation was based on preliminary estimates, currently available information and certain assumptions that we deem appropriate. Management does not believe that changes to these estimates will be material. Pro forma results of operations have not been included in these interim financial statements as the impact of the acquisitions is not material to the overall consolidated financial statements.

4.  TRANSACTIONS WITH SPX:

    There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $50 for the three months ended and $100 for the six months ended June 30, 2001 and 2000, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $2,110 and $1,526 for the three months and $3,884 and $2,944 for the six months ended June 30, 2001 and 2000, respectively.

    Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering have been recorded as a component of additional-paid in capital in the accompanying balance sheet. Advances and other intercompany charges after such date are recorded as a component of the demand note due from SPX. As of June 30, 2001, the demand note from SPX was $49,060. The demand note bears interest at the average rate of the SPX credit facilities and the interest is recorded on a monthly basis as interest income. The accompanying statements of operations for the three months and six months ended June 30, 2001 includes interest income of $1,108 and $2,404, respectively, relating to interest income from the demand note from SPX.

5.  SPECIAL CHARGES:

    The Company recorded special charges of $8,027 and $(190) in the six months ended June 30, 2001 and 2000, respectively, for restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

    In the second quarter of 2001, the Company announced a restructuring initiative and its exit of the telecommunications business. As a result, the Company recorded charges of $12,931. The charges include severance, lease abandonment costs, asset impairments and inventory write-offs. The charges for inventory write-offs of $4,904 are recorded as components of cost of sales; all other charges of $8,027 are included as special charges in the accompanying statements of operations.

    The $8,027 of special charges includes $2,602 for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. Other costs are $4,773 related to asset write-downs associated with discontinued product lines and $652 associated with existing obligations related to discontinued product lines. The majority of the severance and other payments associated with this initiative are expected to be made in 2001.

    During the six months ended June 30, 2000, the Company revised its estimates of the remaining 1999 restructuring costs expected to be incurred, resulting in special charges of $(190). As of June 30, 2000, the Company maintained $1,253 of restructuring charges and disposition related accruals. These accruals include $400 from a December 1998 charge for facility holding costs, which the Company expects to use by May 2002, and $900 for the remaining lease obligations related to a former manufacturing facility, which will be used through the expiration of the leases. Disposition related accruals of $60 remain from these charges at June 30, 2001 and are expected to be paid in 2002.

The following table details the changes to the Company's disposition related accruals through June 30, 2001:


                                                 JUNE 30,   JUNE 30,
                                                   2001       2000
                                                 --------   --------
          Balance at beginning of period ....     $   291    $ 2,196
          Provision .........................       3,204       (190)
          Charges ...........................        (532)      (753)
                                                  -------    -------
          Balance at end of period ..........     $ 2,963    $ 1,253
                                                  =======    =======

6.  INVENTORIES:

                                                 JUNE 30,    DECEMBER 31,
                                                   2001          2000
                                                 --------    ------------

          Raw materials .....................     $13,709      $14,743
          Work-in-process ...................       2,376        1,984
          Finished goods ....................      10,017       12,544
                                                  -------      -------
            Total inventories ...............     $26,102      $29,271
                                                  =======      =======

7.  OTHER ASSETS:

                                                  JUNE 30,   DECEMBER 31,
                                                    2001        2000
                                                 ---------   ------------
          Capitalized software ...............   $ 17,065    $ 17,218
          Demonstration equipment ............     22,355      18,412
          Product rights .....................     10,516       9,053
          Investment .........................      3,250       3,250
          Other ..............................        546         539
                                                 --------    --------
                    Total other assets .......     53,732      48,472
          Accumulated amortization--
            Capitalized software .............     (5,855)     (5,045)
            Demonstration equipment ..........     (8,423)     (5,592)
            Product rights ...................     (1,197)       (547)
                                                 --------    --------
                   Net other assets ..........   $ 38,257    $ 37,288
                                                 ========    ========

    The Company capitalized $4,073 and $2,975 in the six months ended June 30, 2001 and 2000, respectively, of software development costs. Amortization expense was $1,801 and $1,339 in the six months ended June 30, 2001 and 2000, respectively. The Company capitalized $1,903 and $1,653 in the three months ended June 30, 2001 and 2000, respectively, of software development costs. Amortization expense was $898 and $671 in the three months ended June 30, 2001 and 2000, respectively. In 2001, the Company wrote-off $3,336 of net capitalized software costs in connection with the discontinuance of certain product lines (see Note 5).

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

8. DEBT:

    Short-term borrowings and long-term debt consist of the following:


                                                  JUNE 30,  DECEMBER 31,
                                                    2001       2000
                                                  --------  ------------

Seller notes, net of unamortized
   discount of $187 and $394, respectively ....   $ 4,063    $ 4,106
Seller note for working capital adjustment ....      --        1,615
                                                  -------    -------
                                                    4,063      5,721
Less -- Current portion of long-term debt .....    (2,966)    (4,438)
                                                  -------    -------
Long-term debt ................................   $ 1,097    $ 1,283
                                                  =======    =======


    In connection with the acquisitions of Computerm Corporation and Varcom Corporation in August 2000, the Company issued non-interest bearing notes payable to the sellers. The notes due to the sellers of the acquired businesses are $3,000 and $1,500 and are due in August 2001 and August 2002, respectively. The notes were discounted at 10% and imputed interest expense was $104 and $207 for the three months and six months ended June 30, 2001, respectively.

    Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200, of which $1,684 was outstanding as of June 30, 2000. There were no borrowings on the lines of credit as of June 30, 2001. The weighted average interest rate on borrowings under the foreign lines of credit was 6.11% for the six months ended June 30, 2000. There were no borrowings during the six months ended June 30, 2001. The lines of credit are guaranteed by SPX.

9. COMMITMENTS AND CONTINGENCIES:

    In March 2001, the Company entered into a memorandum of understanding with a third party for certain technology, license and product development activities. In connection with this agreement, the Company has committed to minimum royalties, licensing and product development costs of up to $20,000 contingent upon the achievement of certain milestones.

    In June 2001, the Company filed suit against a customer for breach of contract following its refusal to pay the Company for approximately $5,000 of equipment. While the case is in early stages, management believes the amount is collectible.

10. STOCKHOLDERS' EQUITY:

    On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. During the third and fourth quarters of 2000, the Company recorded charges to the statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis. In connection with the issuance of Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," (FIN 44) and interpretations thereof, the accounting for options granted to parent company employees has been modified. Under interpretations outlined in Emerging Issue Task Force Issue 00-23, the Company is no longer required to record a charge for the options granted to parent company employees and such options should be treated as a dividend to the parent. On January 1, 2001, the Company recorded a non-cash "deemed dividend" of $17,532, which represents the value of the previously granted options at that date as measured by the Black-Scholes option pricing model.

11. EARNINGS PER SHARE:

    The Company has presented earnings per common share under SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period while diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock.

    At June 30, 2001, there were 8,186,000 options outstanding to purchase Class B common stock at prices ranging from $7.74 to $36.88 per share. These stock options were not included in the earnings per share calculation for the three or six months ended June 30, 2001, as the impact would be antidilutive. There were no dilutive securities outstanding at June 30, 2000.

12. COMPREHENSIVE INCOME:

The components of comprehensive income (loss) are as follows:


                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                             ------------------   ------------------
                                               2001      2000       2001       2000
                                             --------   -------   --------   -------
          Net income (loss)...............    $(5,447)   $4,483   $(3,101)    $7,693

          Foreign currency adjustments....       (184)      275      (419)       383
                                              -------    ------   -------     ------

          Comprehensive income (loss).....    $(5,631)   $4,758   $(3,520)    $8,076
                                              =======    ======   =======     ======

13. GEOGRAPHIC INFORMATION:

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


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               --------------------   ----------------------
                                  2001       2000        2001         2000
                               --------   ---------   ---------    ---------
          Revenue:
            United States ...  $ 39,538   $  33,423   $  81,066    $  60,911
            Europe...........    20,326      10,940      36,435       21,867
            Export...........     9,542       7,912      15,780       15,650
                               --------   ---------   ---------    ---------
                               $ 69,406   $  52,275   $ 133,281    $  98,428
                               ========   =========   =========    =========



                                  JUNE 30,      DECEMBER 31,
                                    2001           2000
                                  --------      -----------
          Long-lived assets:
            Domestic...........   $101,940        $ 91,478
            Foreign............      8,598           6,542
                                  --------        --------
                                  $110,538        $ 98,020
                                  ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes.

OVERVIEW

    We provide large-scale, mission critical storage networking products, software and services -- the IN-VSN family. This includes a unique family of switches, HBA's, directors, storage over WAN and optical networking products that allow storage networks to extend beyond traditional geographic boundaries. The IN-VSN offerings, and INRANGE Global Solutions offerings of consulting and professional services, provide solutions to customers' complex business problems and storage networking applications.

    In August 2000, we acquired the net assets of Varcom Corporation (Varcom) and Computerm Corporation (Computerm). Varcom, at the time of acquisition, provided network management hardware, software and services. Computerm was engaged in the manufacture, sale and service of high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25.0 million. The purchase price of Computerm was $30.0 million. Both acquisitions were recorded using the purchase method of accounting.

    To expand our professional service capabilities, we have acquired two professional services companies in 2001. In January 2001, we purchased the assets of Prevail Technology, which designs and implements high availability solutions for IT infrastructures and e-business environments. In May 2001, we acquired the assets of Onex, Incorporated. Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. The acquisitions expand the Company's capabilities to directly support storage management and Storage Area Network (SAN) planning and deployment. We have accounted for both acquisitions using the purchase method of accounting.

    In the second quarter 2001, the Company decided to focus on its storage networking business and announced that it will restructure its operations and exit the telecommunications business by December 31, 2001. In connection with this decision, the Company recorded restructuring and special charges that totaled $12.9 million. The charges include severance, lease abandonment costs, asset impairments and inventory write-offs, and the charges are reflected in the accompanying statements of operations. The charges for inventory write-offs ($4.9 million) are recorded as components of cost of sales; all other charges ($8.0 million) are included as special charges in the statements of operations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:


                                                 THREE MONTHS          SIX MONTHS
                                                 ENDED JUNE 30,       ENDED JUNE 30,
                                                2001       2000       2001      2000
                                              ------      ------    ------    -------
    Revenue..................................  100.0%     100.0%    100.0%     100.0%
    Gross margin.............................   37.2%      48.1%     41.9%      48.7%
    Research, development and engineering....   10.1%       9.8%     11.0%      10.2%
    Selling, general and administrative......   28.2%      23.7%     28.7%      24.9%
    Operating income (loss).................. (14.5)%     14.5%     (5.6)%      13.2%
    Net income (loss)........................  (7.8)%      8.6%     (2.3)%       7.8%


Comparison of three months ended June 30, 2001 and 2000

    Revenue. Revenue for the three months ended June 30, 2001 was $69.4 million, an increase of $17.1 million, or 32.8%, from $52.3 million for the three months ended June 30, 2000. Sales of our open storage networking products and services were $26.9 million, an increase of $16.2 million, or 151.4%, from $10.7 million in the three-month period ended June 30, 2000. Our open storage networking products consist primarily of fibre channel directors and optical networking equipment. The increase in total revenues was primarily driven by sales of the FC/9000 Director, other optical networking equipment and increases in service revenues offset by decreases in telecommunications and other proprietary storage products and the impact of general pricing pressures. Revenue growth attributable to the acquisitions completed in 2000 and 2001 was approximately $11.1 million.

    Cost of Revenue. Our cost of revenue for the three months ended June 30, 2001 was $43.6 million, which reflects a charge of $4.9 million relating to the inventory write-offs associated with the restructuring and the exit of the telecommunications business. Excluding this charge, cost of sales for the three months ended June 30, 2001 was $38.7 million, an increase of $11.6 million, or 42.8%, from $27.1 million for the three months ended June 30, 2000. As a percentage of revenue, cost of revenue increased to 55.7% (excluding special charges) for the three months ended June 30, 2001 from 51.9% for the three months ended June 30, 2000. The increase in cost as a percentage of revenue was primarily related to an increased amount of revenue from indirect channels, increased technology costs of certain open storage networking products and a change in product mix. These cost increases were partially offset by decreased service costs as a percentage of revenues due to cost containment initiatives and increased margins on professional services.

    Research, Development and Engineering. Research, development and engineering expenses for the three months ended June 30, 2001 were $7.0 million, an increase of $1.9 million from $5.1 million for the three months ended June 30, 2000. As a percentage of revenue, research, development and engineering expenses were 10.1% for the three months ended June 30, 2001 as compared to 9.8% for the three months ended June 30, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products. Including capitalized software, research development and engineering spending was $9.2 million for the three months ended June 30, 2001, or 13.2% of revenue, compared to $6.8 million, or 13.0% of revenue, for the three months ended June 30, 2000.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 were $19.6 million, an increase of $7.2 million from $12.4 million for the three months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 28.2% for the three months ended June 30, 2001, compared to 23.7% for the three months ended June 30, 2000. The increase was primarily due to increased personnel to support the increased sales levels, spending related to additional product marketing initiatives and hiring additional key management.

    Special charges. Special charges for the three months ended June 30, 2001 were $8.0 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and exit from the telecommunications business. The charges include $2.6 million for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2001. Other costs included in special charges were $4.8 million related to asset write-downs associated with discontinued product lines and $0.6 million associated with continuing obligations related to discontinued product lines.

    Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three month periods ended June 30, 2001 and 2000 was $1.3 million and $0.3 million, respectively. The increase was a result of goodwill and other intangibles associated with the five businesses acquired during the last twelve months.

    Interest (Income) Expense. Interest income for the three months ended June 30, 2001 was $1.3 million. There was no interest income for the three months ended June 30, 2000. The interest income for the three months ended June 30, 2001 was principally for interest earned from our demand note with SPX. Interest expense for the three months ended June 30, 2001 was $0.2 million, compared to $0.1 million for the three months ended June 30, 2000. The interest expense for the three months ended June 30, 2001 was principally interest accrued on our notes to sellers related to business acquisitions in 2000.

    Income Taxes. Our effective tax rate for the three months ended June 30, 2001 and 2000 was 40%.

Comparison of six months ended June 30, 2001 and 2000

    Revenue. Revenue for the six months ended June 30, 2001 was $133.3 million, an increase of $34.9 million, or 35.5%, from $98.4 million for the six months ended June 30, 2000. Sales of our open storage networking products and services were $48.0 million, an increase of $31.0 million, or 182.4%, from $17.0 million in the six-month period ended June 30, 2000. Our open storage networking products consist primarily of fibre channel directors and optical networking equipment. The increase in total revenue was primarily driven by sales of the FC/9000 Director, other optical networking equipment and increases of service revenues offset by decreases in telecommunications and other proprietary storage products and the impact of general pricing pressures. Revenue growth attributable to the acquisitions completed in 2000 and 2001 was approximately $20.6 million.

    Cost of Revenue. Our cost of revenue for the six months ended June 30, 2001 was $77.5 million, which reflects a charge of $4.9 million relating to the inventory write-offs associated with the restructuring and the exit of the telecommunications business. Excluding this charge, cost of sales for the six months ended June 30, 2001 was $72.6 million, an increase of $22.1 million, or 43.8%, from $50.5 million for the six months ended June 30, 2000. As a percentage of revenue, cost of revenue increased to 54.5% (excluding special charges) for the six months ended June 30, 2001 from 51.3% for the six months ended June 30, 2000. The increase in cost as a percentage of revenue was primarily related to an increased amount of revenue from indirect channels, increased technology costs of certain open storage networking products and a change in product mix. These cost increases were partially offset by decreased service costs as a percentage of revenues due to cost containment initiatives and increased margins on professional services.

    Research, Development and Engineering. Research, development and engineering expenses for the six months ended June 30, 2001 were $14.6 million, an increase of $4.5 million from $10.1 million for the six months ended June 30, 2000. As a percentage of revenue, research, development and engineering expenses were 11.0% for the six months ended June 30, 2001 as compared to 10.2% for the six months ended June 30, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products. Including capitalized software, research development and engineering spending was $18.9 million for the six months ended June 30, 2001, or 14.2% of revenue, compared to $13.0 million, or 13.2% of revenue, for the six months ended June 30, 2000.

    Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 were $38.3 million, an increase of $13.8 million from $24.5 million for the six months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 28.7% for the six months ended June 30, 2001, compared to 24.9% for the six months ended June 30, 2000. The increase was primarily due to increased personnel to support the increased sales levels for the FC/9000, spending related to additional product marketing initiatives and hiring additional key management.

    Special charges. Special charges for the six months ended June 30, 2001 were $8.0 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and the exit from the telecommunications business. The charges include $2.6 million for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2001. Other costs included in special charges were $4.8 million related to asset write-downs associated with discontinued product lines and $0.6 million associated with continuing obligations related to discontinued product lines.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the six-month periods ended June 30, 2001 and 2000 was $2.3 million and $0.5 million, respectively. The increase was a result of goodwill and other intangibles associated with the five businesses acquired during the last twelve months.

    Interest Income. Interest income for the six months ended June 30, 2001 was $2.8 million. There was no interest income for the six months ended June 30, 2000. The interest income for the six months ended June 30, 2001 was principally for interest earned from our demand note with SPX.

    Interest expense for the six months ended June 30, 2001 was $0.4 million, compared to $0.3 million for the six months ended June 30, 2000. The interest expense for the six months ended June 30, 2001 was principally interest accrued on our notes to sellers related to business acquisitions in 2000.

    Income Taxes. Our effective tax rate for the six months ended June 30, 2001 and 2000 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operating activities was $16.5 million for the six months ended June 30, 2001. During this period, cash flow from operations was principally generated from a decrease in accounts receivable and inventories and an increase in accounts payable, offset by a decrease in accrued expenses related to year-end compensation, commission and benefit payments.

    Cash flow used for investing activities was $18.6 million for the six months ended June 30, 2001. Of that amount, $14.5 million related to the cash paid to acquire businesses and the remainder was used to purchase property and equipment, software and other assets. Amounts utilized for investing activities were offset by the reduction in the demand note from SPX.

    As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the quarter and six months ended June 30, 2001, the weighted average interest rate was 8.48%. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

    For the six months ended June 30, 2001, net cash used by financing activities was $1.9 million, consisting primarily of net cash outflows related to our payment of the seller note for the working capital adjustment associated with the acquisition of Computerm.

    In March 2001, we entered into a memorandum of understanding with a third party for certain technology, licenses and product development activities. In connection with this agreement we have committed to minimum royalties, licensing and product development costs of up to $20.0 million contingent upon the achievement of certain milestones in 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 20, 3001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

    We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of operations. All of our other purchased intangible assets have been separately identified and recognized in our balance sheet. These intangibles are being amortized over their estimated useful lives or contractual lives as appropriate. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $3.5 million on an annualized basis when the accounting pronouncements are adopted by the Company.

                              --------------------

    Certain portions of this report, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Unaudited Consolidated Financial Statements", contain forward looking statements, within the meaning of Section 21E of the Securities exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the Company's Form 10-K for the year ended December 31, 2000 for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at June 30, 2001 was 8.48%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan balance at June 30, 2001 was $49.1 million and a one percentage point decrease in the interest rate would result in approximately $0.5 million less interest income on an annual basis, assuming the loan balance did not change.

     We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not a party to any pending legal proceedings that we believe will materially impact the Company's financial condition, liquidity or results of operations, other than as follows:

    We recently filed a breach of contract lawsuit against a customer following that customer's refusal to pay us for approximately $5 million of equipment. It is too early in the proceeding to express an opinion concerning the ultimate outcome, but we believe that the amount is collectible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our Annual Meeting of Shareholders on April 20, 2001 at which shareholders elected three directors to three-year terms expiring in 2004 and ratified the appointment of Arthur Andersen LLP as our independent public accountants.

    The results of the voting in connection with the above items were as follows:


                                               For              Withheld/Against
                                               ---              ----------------
    Proposal 1 - Election of Directors

         David L. Chapman                      381,932,218       74,072
         Robert B. Foreman                     381,604,636      401,654
         Christopher J. Kearney                381,907,393       98,897



                                               For          Against    Abstain
                                               ---          -------    -------
    Proposal 2 - Ratification of
     appointment of accountants                381,995,895   8,500      1,895

Item 6.  Exhibits and Reports on Form 8-K

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

   *4.1 - Form of Inrange Technologies Corporation Class B common stock certificate (Exhibit 3.2 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.1 - Tax Sharing Agreement between Inrange Technologies Corporation and SPX
          Corporation (Exhibit 10.1 to the Form S-1 Registration Statement
          (No. 333-38592)).

  *10.2 - Management Services Agreement between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.2 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.3 - Registration Rights Agreement between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.3 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.4 - Trademark License Agreement between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.4 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.5 - Reseller Agreement, dated October 29, 2000, between Inrange
          Technologies Corporation and Ancor Communications, Inc. (Exhibit 10.5 to the Form S-1 Registration Statement (No. 333-38592)). ++

  *10.6 - Technology License Agreement, dated September 24, 1998, between
          Inrange Technologies Corporation and Ancor Communications Inc. (Exhibit 10.6 to the Form S-1 Registration Statement
          (No. 333-38592)). ++

  *10.7  - Letter Agreement, dated November 23, 2000 between Inrange
           Technologies Corporation and Ancor Communications Inc. (Exhibit 10.7 to the Form S-1 Registration Statement (No. 333-38592)). ++

  *10.8  - Loan Agreement between Inrange Technologies Corporation and SPX
           Corporation (Exhibit 10.9 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.9 - Employee Matters Agreement between Inrange Technologies Corporation and SPX Corporation (Exhibit 10.10 to the Form S-1 Registration Statement (No. 333-38592)).

  *10.10 - Inrange Technologies Corporation 2000 Stock Compensation Plan
           (Exhibit 10.8 to the Form S-1 Registration Statement
           (No. 333-38592)).

  *10.11 - Inrange Technologies Corporation Employee Stock Purchase Plan
           (Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 333-46402)).

  *10.12 - Inrange Technologies Corporation Executive EVA Incentive Compensation
           Plan (Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000
           (File No. 000-31517)).

  *10.13 - Amendment to Inrange Technologies Corporation Executive EVA Incentive
           Compensation Plan - (Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001
           (File No. 000-31517)).


  *10.14 - Memorandum of Understanding dated March 16, 2001 between Inrange
           Technologies Corporation and QLogic Corporation (Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-31517)).+

*   Incorporated by reference, as indicated.

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


                                        INRANGE TECHNOLOGIES CORPORATION

Date: August 14, 2001                   By: /s/ Jay Zager
                                            -----------------------------------
                                            Jay Zager, Executive Vice President
                                            and Chief Financial Officer (duly
                                            authorized officer and principal
                                            financial officer)