Form 10-Q
period 2001-09-30
INRANGE TECHNOLOGIES CORP
filed 2001-11-14
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

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


          Common shares outstanding as of November 9, 2001- 84,488,333

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I       FINANCIAL INFORMATION

  Item 1.    Unaudited Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at
               September 30, 2001 and December 31, 2000                     3

             Unaudited Consolidated Statements of Operations
               for the Three and Nine months ended
               September 30, 2001 and 2000                                  4

             Unaudited Consolidated Statements of Cash Flows
               for the Nine months ended September 30, 2001 and 2000        5

             Notes to Unaudited Consolidated Financial Statements           6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12

  Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                 19

PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                             20

  Item 6.    Exhibits and Reports on Form 8-K                              21

             SIGNATURES                                                    23

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                       SEPTEMBER 30, DECEMBER  31,
                                                          2001           2000
                                                       ------------- -------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents .............................     $ 18,851     $ 22,646
  Demand note from SPX .............................       43,083       60,956
  Accounts receivable, net .........................       66,019       79,988
  Inventories ......................................       27,351       29,271
  Prepaid expenses and other .......................        3,016        5,209
  Deferred income taxes ............................        4,968        4,968
                                                         --------     --------
          Total current assets .....................      163,288      203,038
PROPERTY, PLANT AND EQUIPMENT, net .................       21,266       16,103
GOODWILL AND OTHER INTANGIBLES, net ................       55,978       44,629
OTHER ASSETS, net ..................................       40,082       37,288
                                                         --------     --------
          Total assets .............................     $280,614     $301,058
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current
   portion of long-term debt .......................     $  1,133     $  4,438
  Accounts payable .................................       25,658       23,541
  Accrued expenses .................................       19,176       29,401
  Deferred revenue .................................       10,416       10,923
                                                         --------     --------
          Total current liabilities ................       56,383       68,303
                                                         --------     --------
LONG-TERM DEBT .....................................            -        1,283
                                                         --------     --------
DEFERRED INCOME TAXES ..............................          918          918
                                                         --------     --------
COMMITMENTS AND CONTINGENCIES(Note 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000
   shares authorized and none issued and outstanding           --           --
  Class A common stock, $0.01 par value, 150,000,000
   shares authorized, 75,633,333 shares issued
   and outstanding .................................          756          756
  Class B common stock, $0.01 par value, 250,000,000
   shares authorized, 8,855,000 shares issued and
   outstanding .....................................           89           89
  Additional paid-in capital .......................      151,478      133,946
  Retained earnings ................................       70,151       95,155
  Accumulated other comprehensive income ...........          839          608
                                                         --------     --------
          Total stockholders' equity ...............      223,313      230,554
                                                         --------     --------
          Total liabilities and stockholders' equity     $280,614     $301,058
                                                         ========     ========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------------    ----------------------------
                                                       2001             2000           2001            2000
                                                   ------------    ------------    ------------    ------------
REVENUE:
  Product revenue ..............................   $     37,852    $     53,925    $    145,060    $    135,288
  Service revenue ..............................         17,192          10,170          43,265          27,235
                                                   ------------    ------------    ------------    ------------
          Total revenue ........................         55,044          64,095         188,325         162,523
                                                   ------------    ------------    ------------    ------------
COST OF REVENUE:
  Cost of product revenue ......................         23,913          24,973          84,350          64,103
  Cost of service revenue ......................         11,015           6,800          28,061          18,133
                                                   ------------    ------------    ------------    ------------
          Total cost of  revenue ...............         34,928          31,773         112,411          82,236
                                                   ------------    ------------    ------------    ------------
             Gross margin ......................         20,116          32,322          75,914          80,287
                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research, development and
     engineering ...............................          6,754           5,807          21,371          15,867
  Selling, general and administrative ..........         17,662          16,147          55,927          40,681
  Special charges ..............................          2,700              --          10,727            (190)
  Write-off of acquired in-process technology ..             --          10,000              --          10,000
  Amortization of goodwill and other
   intangibles .................................          1,333             747           3,668           1,281
                                                   ------------    ------------    ------------    ------------
          Operating expenses ...................         28,449          32,701          91,693          67,639
                                                   ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ........................         (8,333)           (379)        (15,779)         12,648
INTEREST (INCOME) EXPENSE ......................           (758)            830          (3,110)          1,146
OTHER (INCOME) EXPENSE .........................           (270)            143            (211)             32
                                                   ------------    ------------    ------------    ------------
  Income (loss) before income taxes ............         (7,305)         (1,352)        (12,458)         11,470
INCOME TAXES ...................................         (2,931)           (541)         (4,986)          4,588
                                                   ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..............................   $     (4,374)   $       (811)   $     (7,472)   $      6,882
                                                   ============    ============    ============    ============
EARNINGS (LOSS) PER SHARE:
 Basic and diluted .............................   $      (0.05)   $      (0.01)   $      (0.09)   $       0.09
                                                   ============    ============    ============    ============
 Shares used in computing basic earnings
   per share ...................................     84,488,333      76,018,333      84,488,333      75,763,003
                                                   ============    ============    ============    ============

 Shares used in computing diluted earnings
   per share ...................................     84,488,333      76,018,333      84,488,333      75,928,425
                                                   ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ----------------------
                                                        2001        2000
                                                     ---------    ---------

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss) ..............................   $  (7,472)   $   6,882
  Adjustments to reconcile net income(loss) to net
   cash provided by operating activities:
    Depreciation .................................       4,922        4,321
    Amortization of goodwill and other intangibles       3,668        1,281
    Amortization of other assets .................       7,917        4,503
    Accretion of debt on seller notes ............         277           58
    Stock option charge ..........................          --          250
    Special charges ..............................      10,727         (190)
    Deferred income taxes ........................          --       (4,000)
    Write-off of acquired in-process technology ..          --       10,000
  Changes in operating assets and liabilities:
    Accounts receivable ..........................      18,714      (15,520)
    Inventories ..................................       1,920       (1,450)
    Prepaid expenses and other current assets ....       2,450       (2,859)
    Accounts payable .............................       1,271        5,082
    Accrued expenses .............................     (12,774)       6,612
    Deferred revenue .............................        (809)      (2,724)
    Payments of special charges and
     disposition related accruals ................      (1,501)        (832)
                                                     ---------    ---------
         Net cash from operating activities ......      29,310       11,414
                                                     ---------    ---------
CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment, net ................................      (8,296)      (3,090)
  Cash paid for business acquired, net
   of cash acquired ..............................     (19,364)     (54,803)
  Decrease in demand note from SPX Corporation ...      17,873           --
  Capitalized software costs .....................      (6,981)      (4,748)
  Increase in demonstration equipment
   and other assets ..............................      (6,592)      (7,571)
  Payments for product rights ....................      (5,111)          --
  Purchase of investment .........................          --       (3,000)
                                                     ---------    ---------
     Net cash used in investing activities .......     (28,471)     (73,212)
                                                     ---------    ---------
CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
  Net payments under lines of credit .............          --       (2,484)
  Net proceeds from initial public offering ......          --      128,200
  Payments on long-term debt .....................      (4,865)         (64)
  Proceeds of loan from SPX Corporation ..........          --       12,052
  Loan made to SPX Corporation ...................          --      (57,526)
                                                     ---------    ---------
      Net cash from (used in) financing
       activities ................................      (4,865)      80,178
                                                     ---------    ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ...........         231          701
                                                     ---------    ---------
NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS ...      (3,795)      19,081
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ......      22,646        1,023
                                                     ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD ............   $  18,851    $  20,104
                                                     =========    =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION:

    Inrange Technologies Corporation ("Inrange" or the "Company") provides large-scale, mission critical storage networking products, software and services -- the IN-VSN family. This includes a unique family of switches, Host Bus Adapters ("HBA's"), directors, storage over WAN and optical networking products that allow storage networks to extend beyond traditional geographic boundaries. The IN-VSN offerings, and INRANGE Global Solutions offerings of consulting and professional services, provide solutions to customers' complex business problems and storage networking applications.

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

    In the opinion of management, the accompanying interim balance sheet and related interim statements of operations and cash flows include adjustments (consisting only of normal and recurring items) necessary for the fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.



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

    The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. Recently, one of the Company's customers filed for bankruptcy. While the specifics are being determined, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. No single customer in the three or nine month periods ended September 30, 2001 represented greater than 10% of total revenue or accounts receivable.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in the fiscal year beginning after December 15, 2001.

    We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. All of the Company's other purchased intangible assets have been separately identified and recognized in the consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to July 1, 2001, management estimates that the cessation of goodwill amortization will increase operating income by approximately $3,500 on an annualized basis when the accounting pronouncements are adopted by the Company.


3. ACQUISITIONS:

    In September 2001, the Company completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures.

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

    The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of the acquisitions, net of acquired cash, was $19,364. The purchase price was allocated $4,944 to net tangible assets and the remaining $14,420 was classified as goodwill and other intangibles. Goodwill related to the acquisition of Onex and Prevail is being amortized over the estimated useful lives. Goodwill totaling $3,000 related to the eB Networks acquisition is not being amortized pursuant to SFAS 142. The purchase price allocation was based on preliminary estimates, currently available information and certain assumptions that we deem appropriate. Management does not believe that changes to these estimates will be material. Pro forma results of operations have not been included in these interim financial statements as the impact of the acquisitions is not material to the overall consolidated financial statements.


4. TRANSACTIONS WITH SPX:

    There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $50 for the three months ended and $150 for the nine months ended September 30, 2001 and 2000, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $2,118 and $1,749 for the three months and $6,002 and $4,693 for the nine months ended September 30, 2001 and 2000, respectively.

    Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering have been recorded as a component of additional-paid in capital in the accompanying consolidated balance sheet. Advances and other intercompany charges after such date are recorded as a component of the demand note due from SPX. As of September 30, 2001, the demand note from SPX was $43,083. The demand note bears interest at the average rate of the SPX credit facilities and the interest is recorded on a monthly basis as interest income. The accompanying statements of operations for the three months and nine months ended September 30, 2001 includes interest income of $801 and $3,205, respectively, relating to interest income from the demand note from SPX.


5. SPECIAL CHARGES:

    The Company recorded special charges of $10,727 and $(190) in the nine months ended September 30, 2001 and 2000, respectively, for restructuring initiatives and investment write-down. The components of the charges relating to the restructuring initiatives have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

    In the second quarter of 2001, the Company announced a restructuring initiative and its exit from the telecommunications business. As a result, the Company recorded charges of $12,931. The charges include severance, lease abandonment costs, asset impairments and inventory write-offs. The charges for inventory write-offs of $4,904 are recorded as components of cost of sales; remaining charges of $8,027 are included as special charges in the accompanying statements of operations.

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

    In the third quarter of 2001, the Company recorded a special charge of $2,700 related to the write down of a strategic investment made in a supplier.

    During the nine months ended September 30, 2000, the Company revised its estimates of the remaining 1999 restructuring costs expected to be incurred, resulting in special charges of $(190). As of September 30, 2000, the Company maintained $1,253 of restructuring charges and disposition related accruals. These accruals include $400 from a December 1998 charge for facility holding costs, which the Company expects to use by May 2002, and $900 for the remaining lease obligations related to a former manufacturing facility, which will be used through the expiration of the leases. Disposition related accruals of $60 remain from these charges at September 30, 2001 and are expected to be paid in 2002.

The following table details the changes to the Company's disposition related accruals through September 30, 2001:

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 ------------------
                                                  2001        2000
                                                 -------    -------

                 Balance at beginning of
                   period..................      $   291    $ 2,196
                 Provision.................        3,254       (190)
                 Charges...................       (1,501)      (832)
                                                 -------    -------
                 Balance at end of period..      $ 2,044    $ 1,174
                                                 =======    =======

6. INVENTORIES:

                                           SEPTEMBER 30,  DECEMBER 31,
                                               2001           2000
                                               ----           ----

              Raw materials.............      $14,637       $14,743
              Work-in-process...........        2,907         1,984
              Finished goods............        9,807        12,544
                                              -------       -------
                Total inventories.......      $27,351       $29,271
                                              =======       =======

7. OTHER ASSETS:

                                            SEPTEMBER 30,  DECEMBER 31,
                                                2001           2000
                                                ----           ----

              Capitalized software......      $18,180       $17,218
              Demonstration equipment...       22,744        18,412
              Product rights............       12,725         9,053
              Investment................          550         3,250
              Other.....................          598           539
                                              -------       -------
                  Total other assets ...       54,797        48,472
              Accumulated amortization--
                Capitalized software....       (4,991)       (5,045)
                Demonstration equipment.       (7,926)       (5,592)
                Product rights..........       (1,798)         (547)
                                              -------       -------
                  Net other assets .....      $40,082       $37,288
                                              =======       =======

    The Company capitalized $6,981 and $4,748 in the nine months ended September 30, 2001 and 2000, respectively, of software development costs. Amortization expense was $2,585 and $2,096 in the nine months ended September 30, 2001 and 2000, respectively. The Company capitalized $2,908 and $1,773 in the three months ended September 30, 2001 and 2000, respectively, of software development costs. Amortization expense was $784 and $757 in the three months ended September 30, 2001 and 2000, respectively. In 2001, the Company wrote-off $3,336 of net capitalized software costs in connection with the discontinuance of certain product lines (see Note 5).

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


8. DEBT:

    Short-term borrowings and long-term debt consist of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        2001           2000
                                                     -------------  ------------
              Seller notes, net of unamortized
                 discount of $117 and $394,
                 respectively......................   $  1,133       $  4,106
              Seller note for working capital
                adjustment.........................         --          1,615
                                                      --------       --------
                                                         1,133          5,721

              Less -- Current portion of long-term
              debt.................................     (1,133)        (4,438)
                                                      --------       --------
              Long-term debt.......................   $     --       $  1,283
                                                      ========       ========


    In connection with the acquisitions of Computerm Corporation ("Computerm") and Varcom Corporation ("Varcom") in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to sellers of Varcom is $1,250 and is due in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at 10% and imputed interest expense was $70 and $277 for the three months and nine months ended September 30, 2001, respectively.

    Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200, of which $4,067 was outstanding as of September 30, 2000. There were no borrowings on the lines of credit as of September 30, 2001. The weighted average interest rate on borrowings under the foreign lines of credit was 5.63% for the nine months ended September 30, 2000. There were no borrowings during the nine months ended September 30, 2001. The lines of credit are guaranteed by SPX.

9. COMMITMENTS AND CONTINGENCIES:

    In March 2001, the Company entered into a memorandum of understanding with a third party for certain technology, license and product development activities. In connection with this agreement, the Company has committed to minimum royalties, licensing and product development costs of up to $20,000 contingent upon the achievement of certain milestones.

    In June 2001, the Company filed suit against a customer for breach of contract following its refusal to pay approximately $5,000 of equipment. While the case is in early stages, management believes the amount is collectible.

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

    The following is a reconciliation of the basic and diluted earnings per share calculations:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                               -------------                 -------------
                                            2001           2000            2001             2000
                                            ----           ----            ----             ----
Net income (loss)                       $     (4,374)  $       (811)   $     (7,472)   $      6,882
                                        ============   ============    ============    ============

Weighted average shares outstanding       84,488,333     76,018,333      84,488,333      75,763,003

Dilutive effect of stock options                  --             --              --         165,422
                                        ------------   ------------    ------------    ------------

Diluted shares outstanding                84,488,333     76,018,333      84,488,333      75,928,425
                                        ============   ============    ============    ============

Basic earnings (loss) per share         $      (0.05)  $      (0.01)   $      (0.09)   $       0.09
                                        ============   ============    ============    ============
Diluted earnings (loss) per share       $      (0.05)  $      (0.01)   $      (0.09)   $       0.09
                                        ============   ============    ============    ============

    At September 30, 2001, there were outstanding options to purchase 8,793,000 shares of Class B common stock at prices ranging from $5.81 to $36.88 per share. These stock options were not included in the loss per share calculation for the three or nine months ended September 30, 2001, as the impact would be antidilutive.

12. COMPREHENSIVE INCOME:

The components of comprehensive income (loss) are as follows:

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------         -------------
                                        2001      2000       2001       2000
                                        ----      ----       ----       ----


      Net income (loss).............  $ (4,374)  $ (811)   $ (7,472)   $6,882

      Foreign currency adjustments..       649      318         231       701
                                      --------   ------    --------    ------

      Comprehensive income (loss)...  $ (3,725)  $ (493)   $ (7,241)   $7,583
                                      ========   ======    ========    ======


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



                            THREE MONTHS ENDED      NINE MONTHS ENDED
                              SEPTEMBER 30,           SEPTEMBER 30,
                              -------------           -------------
                             2001        2000       2001          2000
                           --------   ---------   ---------    ---------
      Revenue:
        United States      $ 31,811   $  36,355   $ 112,877    $  96,618
        Europe.........      15,073      20,053      51,508       41,916
        Export.........       8,160       7,687      23,940       23,989
                           --------   ---------   ---------    ---------
                           $ 55,044   $  64,095   $ 188,325    $ 162,523
                           ========   =========   =========    =========

                          SEPTEMBER 30,  DECEMBER 31,
                              2001          2000
                              ----          ----
      Long-lived assets:
        Domestic.......    $ 110,495      $ 91,478
        Foreign........        6,831         6,542
                           ---------      --------
                           $ 117,326      $ 98,020
                           =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with our unaudited consolidated financial statements and related notes.


OVERVIEW

    We provide large-scale, mission critical storage networking products, software and services -- the IN-VSN family. This includes a unique family of switches, Host Bus Adapters ("HBA's"), directors, storage over WAN and optical networking products that allow storage networks to extend beyond traditional geographic boundaries. The IN-VSN offerings, and INRANGE Global Consulting offerings of consulting and professional services, provide solutions to customers' complex business problems and storage networking applications.

    In August 2000, we acquired the net assets of Varcom Corporation and Computerm Corporation. Varcom, at the time of acquisition, provided network management hardware, software and services. Computerm was engaged in the manufacture, sale and service of high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25.0 million. The purchase price of Computerm was $30.0 million. Both acquisitions were recorded using the purchase method of accounting.

    To expand our professional service capabilities, we acquired three professional services companies in 2001. In January 2001, we purchased the assets of Prevail Technology, which designs and implements high availability solutions for IT infrastructures and e-business environments. In May 2001, we acquired the assets of Onex, Incorporated. Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, we acquired the assets of eB Networks, which is noted for its expertise in design and support services for enterprise network infrastructures. These acquisitions expand our capabilities to directly support storage management and Storage Area Network (SAN) planning and deployment. The aggregate purchase price of these acquisitions was $19.3 million. We have accounted for the acquisitions using the purchase method of accounting.

    In the second quarter 2001, we decided to focus on the storage networking business and announced that we will restructure its operations and exit the telecommunications business by December 31, 2001. In connection with this decision, we recorded restructuring and special charges that totaled $12.9 million. The charges include severance, lease abandonment costs, asset impairments and inventory write-offs, and the charges are reflected in the accompanying statements of operations. The charges for inventory write-offs ($4.9 million) are recorded as components of cost of sales; all other charges ($8.0 million) are included as special charges in the statements of operations. In the third quarter 2001, we recorded a special charge of $2.7 million related to the write down of a strategic investment in a supplier.

    In the fourth quarter of 2001, we announced a reduction in our work force of approximately ten percent, the costs of which (approximately $2.1 million) will be included in a fourth quarter restructuring charge.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                             THREE MONTHS       NINE MONTHS
                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                           2001      2000      2001      2000
                                          ------    ------    ------    ------
Revenue ................................  100.0%    100.0%    100.0%    100.0%
Gross margin ...........................   36.5%     50.4%     40.3%     49.4%
Research, development and engineering ..   12.3%      9.1%     11.3%      9.8%
Selling, general and administrative ....   32.1%     25.2%     29.7%     25.0%
Operating income(loss) .................  (15.1)%    (0.6%)    (8.4)%     7.8%
Net income(loss) .......................   (7.9)%    (1.3%)    (4.0%)     4.2%

Comparison of three months ended September 30, 2001 and 2000

    Revenue. Revenue for the three months ended September 30, 2001 was $55.0 million, a decrease of $9.1 million, or 14.1%, from $64.1 million for the three months ended September 30, 2000. Sales of our open storage networking products and services were $20.0 million, an increase of $5.7 million, or 39.2%, from $14.3 million in the three-month period ended September 30, 2000. Our open storage networking products consist primarily of Fibre Channel directors and the resale of optical networking equipment. The decrease in total revenues was primarily driven by decreases in telecommunications and other proprietary storage products, the effects the September 11, 2001 terrorist attacks in the United States, resulting in a decrease in customer demand and inability of our direct sales force to travel in order to close sales transactions and the impact of general pricing pressures. The decrease in total revenues was offset by increases in open storage networking revenue($5.7 million), primarily driven by sales of the Fibre Channel director and other optical networking equipment and increases in service revenues. Revenue growth attributable to the acquisitions completed in 2000 and 2001 was approximately $12.8 million and $6.4 million for the three months ended September 30, 2001 and 2000, respectively.

    Cost of Revenue. Our cost of revenue for the three months ended September 30, 2001 was $34.9 million, an increase of $3.1 million, or 9.9%, from $31.8 million for the three months ended September 30, 2000. As a percentage of revenue, cost of revenue increased to 63.5% for the three months ended September 30, 2001 from 49.6% for the three months ended September 30, 2000. The increase in cost as a percentage of revenue was primarily related to fixed product costs being spread over a lower revenue base, increased technology costs of certain open storage networking products and a change in product mix.

    Research, Development and Engineering. Research, development and engineering expenses for the three months ended September 30, 2001 were $6.8 million, an increase of $0.9 million from $5.8 million for the three months ended September 30, 2000. As a percentage of revenue, research, development and engineering expenses were 12.3% for the three months ended September 30, 2001 as compared to 9.1% for the three months ended September 30, 2000. The increase was a result of additional headcount, primarily to support Fibre Channel initiatives and other storage networking products.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 were $17.7 million, an increase of $1.5 million from $16.2 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 32.1% for the three months ended September 30, 2001, compared to 25.2% for the three months ended September 30, 2000. The increase was primarily due to having increased personnel to support the anticipated increased sales levels and spending related to additional product marketing initiatives. In the fourth quarter 2001, the Company announced a reduction in work force of approximately ten percent. It is expected that, as a result of this, selling, general and administrative expenses as a percentage of sales will decrease in the fourth quarter as a percentage of revenue.

    Special charges. Special charges for the three months ended September 30, 2001 were $2.7 million. The charges were due to a write down of a strategic investment made in a supplier. There were no special charges for the three months ended September 30, 2000.

    Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three month periods ended September 30, 2001 and 2000 was $1.3 million and $0.7 million, respectively. The increase was a result of the full period effect of goodwill and other intangibles associated with the businesses acquired during 2000 and before July 1, 2001.

    Write-off of Acquired in-Process Technology. In conjunction with the acquisition of Varcom, we recorded a charge of $10.0 million for the write-off of acquired in-process technology during the three months ended September 30, 2000.

    Interest (Income) Expense. Interest income for the three months ended September 30, 2001 was $0.9 million, principally for interest earned from our demand note with SPX.

    Interest expense for the three months ended September 30, 2001 was $0.2 million, compared to $0.8 million for the three months ended September 30, 2000. The interest expense for the three months ended September 30, 2001 was principally interest accrued on our notes to sellers related to business acquisitions in 2000. The interest expense for the three months ended September 30, 2000 was principally for money loaned to us by SPX for the acquisitions completed during the third quarter of 2000. The loan for these acquisitions was repaid from the IPO proceeds.

    Income Taxes. Our effective tax rate for the three months ended September 30, 2001 and 2000 was 40%.


Comparison of nine months ended September 30, 2001 and 2000

    Revenue. Revenue for the nine months ended September 30, 2001 was $188.3 million, an increase of $25.8 million, or 15.9%, from $162.5 million for the nine months ended September 30, 2000. Sales of our open storage networking products and services were $68.0 million, an increase of $36.7 million, or 117%, from $31.3 million in the nine-month period ended September 30, 2000. Our open storage networking products consist primarily of Fibre Channel directors and the resale of optical networking equipment. The increase in total revenue was primarily driven by sales of the Fibre Channel directors, other optical networking equipment and increases of service revenues offset by decreases in telecommunications and other proprietary storage products, the effects of the September 11, 2001 terrorist attacks in the United States, resulting in a decrease in customer demand and inability of our direct sales force to travel in order to close sales transactions and the impact of general pricing pressures. Revenue growth attributable to the acquisitions completed in 2000 and 2001 was approximately $33.4 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively.

    Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2001 was $112.4 million, which includes a charge of $4.9 million relating to the inventory write-offs associated with the restructuring and the exit of the telecommunications business. Excluding this charge, cost of sales for the nine months ended September 30, 2001 was $107.5 million, an increase of $25.3 million, or 30.8%, from $82.2 million for the nine months ended September 30, 2000. As a percentage of revenue, cost of revenue increased to 57.1% (excluding special charges) for the nine months ended September 30, 2001 from 50.6% for the nine months ended September 30, 2000. The increase in cost as a percentage of revenue was primarily related to an increased amount of revenue from lower margin indirect channels, increased technology costs of certain open storage networking products and a change in product mix. These cost increases were partially offset by decreased service costs as a percentage of revenues due to cost containment initiatives and increased margins on professional services.

    Research, Development and Engineering. Research, development and engineering expenses for the nine months ended September 30, 2001 were $21.4 million, an increase of $5.5 million from $15.9 million for the nine months ended September 30, 2000. As a percentage of revenue, research, development and engineering expenses were 11.3% for the nine months ended September 30, 2001 as compared to 9.8% for the nine months ended September 30, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products. Including capitalized software, research development and engineering spending was $28.4 million for the nine months ended September 30, 2001, or 15.1% of revenue, compared to $20.6 million, or 12.7% of revenue, for the nine months ended September 30, 2000.

    Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $55.9 million, an increase of $15.2 million from $40.7 million for the nine months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 29.7% for the nine months ended September 30, 2001, compared to 25.0% for the nine months ended September 30, 2000. The increase was primarily due to having increased personnel to support the anticipated increased sales levels for the Fibre Channel directors, expenses and personnel added in connection with our initial public offering to support being a public company and spending related to additional product marketing initiatives.

    Special charges. Special charges for the nine months ended September 30, 2001 were $10.7 million. Special charges of $8.0 million were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and the exit from the telecommunications business. These charges include $2.6 million for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2001. Other costs included in special charges associated with the restructuring were $4.8 million related to asset write-downs associated with discontinued product lines and $0.6 million associated with continuing obligations related to discontinued product lines. Also included in special charges for the nine months ended September 30, 2001, is $2.7 million associated with the write down of a strategic investment made in a supplier.

    Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the nine-month periods ended September 30, 2001 and 2000 was $3.7 million and $1.3 million, respectively. The increase was a result of the full period effects of goodwill and other intangibles associated with the businesses acquired during 2000 and before July 1, 2001.

    Interest (Income) Expense. Interest income for the nine months ended September 30, 2001 was $3.7 million, principally for interest earned from our demand note with SPX. There was no interest income for the nine months ended September 30, 2000.

    Interest expense for the nine months ended September 30, 2001 was $0.6 million, compared to $1.1 million for the nine months ended September 30, 2000. The interest expense for the nine months ended September 30, 2001 was principally interest accrued on our notes to sellers related to business acquisitions in 2000. The interest expense for the nine months ended September 30, 2000 was principally for money loaned to us by SPX for the acquisitions completed during the third quarter of 2000. The loan for these acquisitions was repaid from the IPO proceeds.

    Income Taxes. Our effective tax rate for the nine months ended September 30, 2001 and 2000 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operating activities was $29.3 million for the nine months ended September 30, 2001. During this period, cash flow from operations was principally generated from a decrease in accounts receivable and inventories and an increase in accounts payable, offset by a decrease in accrued expenses related to year-end compensation, commission and benefit payments.

    Cash flow used for investing activities was $28.5 million for the nine months ended September 30, 2001. Of that amount, $19.4 million related to the cash paid to acquire businesses and the remainder was used to purchase property and equipment, software and other assets. Amounts utilized for investing activities were offset by the reduction in the demand note from SPX.

    As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the three and nine months ended September 30, 2001, the weighted average interest rate was 6.53% and 7.83%, respectively. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

    For the nine months ended September 30, 2001, net cash used in financing activities was $4.9 million, consisting of net cash outflows related to our payment on seller notes associated with the acquisitions completed in 2000.

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



RECENT ACCOUNTING PRONOUNCEMENTS

    In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in the fiscal year beginning after December 15, 2001.

    We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of operations. All of our other purchased intangible assets have been separately identified and recognized in our consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives, as appropriate. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to July 1, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $3.5 million on an annualized basis when these accounting pronouncements are adopted.

                              --------------------

    Certain portions of this report, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Unaudited Consolidated Financial Statements", contain forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to the impact of events related to the September 11, 2001 terrorist attacks and the other matters discussed in this report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on our forward looking statements, which speak only as of the date hereof. Reference is made to the Company's Form 10-K for the year ended December 31, 2000 for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at September 30, 2001 was 5.56%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan balance at September 30, 2001 was $43.1 million and a one percentage point decrease in the interest rate would result in approximately $0.4 million less interest income on an annual basis, assuming the loan balance did not change.

    We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any pending legal proceedings that we believe will materially impact our financial condition, liquidity or results of operations, other than as follows:

    During the second quarter of 2001, we filed a breach of contract lawsuit against a customer following that customer's refusal to pay us for approximately $5 million of equipment. It is too early in the proceeding to form a definitive opinion concerning the ultimate outcome, but we believe that the amount is collectible.

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

*10.2  -  Management Services Agreement between Inrange Technologies
          Corporation and SPX - Corporation (Exhibit 10.2 to the Form S-1 Registration Statement (No. 333-38592)).

*10.3  -  Registration Rights Agreement between Inrange Technologies
          Corporation and SPX - Corporation (Exhibit 10.3 to the Form S-1 Registration Statement (No. 333-38592)).

*10.4 - Trademark License Agreement between Inrange Technologies Corporation and SPX Corporation - (Exhibit 10.4 to the Form S-1 Registration Statement (No. 333-38592)).

*10.5  -  Reseller Agreement, dated October 29, 2000, between Inrange
          Technologies Corporation and - Ancor Communications, Inc. (Exhibit
          10.5 to the Form S-1 Registration Statement (No. 333-38592)). ++

*10.6  -  Technology License Agreement, dated September 24, 1998, between
          Inrange Technologies - Corporation and Ancor Communications Inc. (Exhibit 10.6 to the Form S-1 Registration Statement (No. 333-38592)).
          ++

*10.7  -  Letter Agreement, dated November 23, 2000, between Inrange
          Technologies Corporation and - Ancor Communications Inc. (Exhibit 10.7 to the Form S-1 Registration Statement (No. 333-38592)). ++

*10.8  -  Loan Agreement between Inrange Technologies Corporation and SPX
          Corporation (Exhibit 10.9 to the Form S-1 Registration Statement (No. 333-38592)).

*10.9  -  Employee Matters Agreement between Inrange Technologies
          Corporation and SPX Corporation (Exhibit 10.10 to the Form S-1 Registration Statement (No. 333-38592)).

*10.10 - Inrange Technologies Corporation 2000 Stock Compensation Plan (Exhibit 10.8 to the Form - S-1 Registration Statement (No. 333-38592)).

*10.11 - Inrange Technologies Corporation Employee Stock Purchase Plan (Exhibit 4.3 to the - Company's Form S-8 Registration Statement (No. 333-46402)).

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

*10.14 - Memorandum of Understanding, dated March 16, 2001, between Inrange Technologies Corporation and QLogic Corporation (Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-31517)).++

*    Incorporated by reference, as indicated.

++   Portions of these exhibits have been omitted pursuant to the Commission's grant of a request for confidential treatment

(B)  REPORTS ON FORM 8-K
     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INRANGE TECHNOLOGIES CORPORATION

Date: November 14, 2001           By:  /s/ John R. Schwab
                                       ------------------------------------
                                       John R. Schwab, Vice President and
                                       Chief Financial Officer (duly authorized
                                       officer and principal financial officer)