Form 10-K
period 2001-12-31
INRANGE TECHNOLOGIES CORP
filed 2002-03-27
CIK 1114674

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EX-CHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                               ----------------

                       Commission file number 000-31517


                       INRANGE TECHNOLOGIES CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 06-0962862
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                Identification No.)

 100 MT. HOLLY BY-PASS, P.O. BOX 440                      08048
            LUMBERTON, NJ                              (Zip Code)
   (Address of Principal Executive
              Offices)

      Registrant's telephone number, including area code: (609) 518-4000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
               Class B Common Stock, par value $0.01 per share.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of our Class B common stock held by non-affili-ates of the registrant as of March 15, 2002, was approximately $84,934,293. The number of shares of Class B common stock outstanding on that date was 8,704,000. The number of shares of Class A common stock outstanding on that date was 75,633,333.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement dated March 28, 2002 for the Annual Meeting of Stockholders to be held on April 26, 2002 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

                             SAFE HARBOR STATEMENT

   This Annual Report on Form 10-K includes a discussion of our expectations for our product introduction and capabilities, and other forward-looking statements, in addition to historical facts. Statements regarding our product introduction and capabilities, competitive strengths, business strategy, fu-ture financial position, the markets and market growth for our products, and our plans and objectives, are forward-looking statements and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report also can be iden-tified generally by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "continue," and the like. Due to the risks and uncertainties of our business, including, but not limited to those described in the "Factors That May Affect Future Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections of this report and the other reports we file from time to time with the Securities and Exchange Com-mission, readers are cautioned not to rely on these forward-looking state-ments, which speak only as of the date of this report. In particular, the tim-ing of the introduction and the capabilities of the products we are developing are subject to the risks and uncertainties of our business, described in those sections and other reports. We can give no assurance that our expectations, as reflected in these forward-looking statements, will prove to have been correct and our actual results could differ substantially from those anticipated.

Overview

   We design, manufacture, market and service switching and networking prod-ucts for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing custom-ers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large en-terprises that operate large-scale systems where reliability and continuous availability are critical. Inrange's "core-to-edge-to-anywhere" solutions solve the growing data storage challenges facing IT organizations, while pro-viding investment protection and a proven foundation for future growth.

   Our flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). With an ability for customers to upgrade and scale to 256 ports without disrupting ex-isting systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and con-tinuous availability are critical. Our products are designed to be compatible with various vendors' products and multiple communication standards and proto-cols. We distribute and support our products through a combination of our di-rect sales and service operations and indirect channels.

Market Opportunity

   Over the last decade, the volume of information that is transmitted, cap-tured, processed and stored over SANs has increased as a result of a number of factors, including:

  .  the reduced cost of storage devices;

  . the need for business continuance and disaster recovery applications, including remote data mirroring and enterprise backup and recovery;

  . the increased use of data-intensive applications such as enterprise re-source planning (ERP), data warehousing and data mining;

  .  the emergence of the Internet and the growth of e-commerce;

  .  the decreasing cost of on-line data storage;

  .  the growth of wireless communication; and

  . the increased availability of low cost, high bandwidth communications technologies.

   The Inrange business strategy is based on the following:

  . that data is, and will continue to be, one of the most valuable assets that a corporation owns, providing the key to competitiveness, corporate value, and strategy.

  . that the trend toward SANs will continue, due to a need for data access 24 hours a day, 7 days a week.

  . that, as the cost of storing data continues to decrease, more corporate applications will migrate to SANs.

  . that the need for business continuance applications like remote data mirroring and enterprise backup and recovery will further drive the need for storage networking products like those offered by Inrange.

  . that customers will want the implementation, administration, and expan-sion of storage area networks to be seamless and simple.

General Development of the Business

   Given the market opportunity outlined above, in 2001 we focused our strate-gic efforts on addressing the SAN industry. We divested our telecommunications products, discontinued certain low volume product lines and products that were at the end of their life cycles, and redirected R&D resources to develop prod-ucts that would make SAN implementations simple and straightforward.

   In 2001, we acquired three consulting businesses to help customers plan, assess, and implement SANs and business continuance strategies. We consoli-dated the three businesses into a single subsidiary, Inrange Global Consult-ing, Inc. (IGC).

   In 2000, we completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128.2 million. We acquired the assets of Computerm Corporation to add its channel extension product line to our suite of storage area networking products. We also acquired the assets of Varcom Corporation, expanding our offerings of ad-vanced local area network and wide area network monitoring and management tools, and two European distribution businesses, expanding our direct sales and customer service presence in France, Switzerland, Belgium and Luxembourg.

   Our 32-year history began in 1968 with the formation of Spectron Corp., an early provider of data transmission testing equipment. In 1983, Telenex Corpo-ration acquired Spectron's business. In 1986, General Signal Corp. purchased Telenex. In 1996, General Signal consolidated several of its subsidiaries spe-cializing in the communications industry into General Signal Networks, a wholly owned subsidiary of General Signal. In July 1998, General Signal Net-works was renamed Inrange Technologies Corporation in order to create a new brand name for the combined businesses. In October 1998, SPX Corporation ac-quired General Signal, including its Inrange subsidiary.

Our Products and Services

IN-VSNTM FC/9000TM Fibre Channel Director

   Presently, data is transported across SANs using two communications proto-cols: Fibre Channel and FICON. Fibre Channel is used to package data and transport it in a SAN environment from the application servers to storage disk arrays. FICON, which is based on Fibre Channel, is an IBM-proprietary protocol for transporting data from server to storage in a mainframe computing applica-tion.

   The FC/9000 director is engineered with several key competitive advantages for both Fibre Channel and FICON environments that include scalability, high availability, non-blocking performance, and interoperability:

  . Scalability: The FC/9000 has four times the capacity of any director currently available, providing users with the ability to expand the core of their Fibre Channel and FICON storage networks to 256 ports without disruption or a reduction in performance.

  . High availability: Given the mission-critical nature of data in a SAN environment, a key to the customer's successful SAN implementation is constant access to the data, 24 hours a day, 365 days per year. Enter-prise customers need assurance that their networks will not be disrupted by hardware and software upgrades or the failure of any single component of the director. The FC/9000 has been designed with fully redundant ar-chitecture, so that the potential for failure of any key components will not cause the customer to lose access to data, as well as the ability to perform hardware and software upgrades while the unit is operating.

  . Non-blocking performance: To improve transport speed through a SAN, data needs to reach its destination (the storage device or the server) with-out interference or delay within the switch fabric, regardless of the number of ports or the amount of traffic flowing through the switch. The Inrange switching fabric has been designed to allow fully non-blocking performance on all FC/9000 port configurations.

  . Interoperability: Enterprise customers also require the components of their various SANs to operate together, even if those components are from other vendors. Inrange FC/9000 directors have passed compliance testing for E Port interoperability as part of the Fibre Channel Indus-try Association's (FCIA) new SANmark Qualified Program, giving customers assurance that the Inrange products they install today will operate in heterogeneous SANs with hardware supplied by competitors.

  . Investment protection: Recognizing that our customers have limited capi-tal resources, we designed our products to be scaled and upgraded with-out making a customer's existing investment obsolete.

Virtual Storage Networking

   The products in our Channel Networking line of business enable customers to easily and efficiently transfer mission critical data over long distances via telecommunication lines for business continuance and enterprise backup appli-cations, ensuring that an organization's information is protected in the event of a disaster. Modularity in our design has played a significant role in our success. Providing the end user software management tools that easily monitor their network to our ability to work with a variety of storage vendors such as IBM, Hitachi Data Systems and EMC increases our effectiveness when working with customers. The design benefits continue by lowering communication cost through leading data compression technologies and investment protection.

   We also resell optical networking systems manufactured by ADVA Optical and, to a lesser extent, Sorrento Networks, as part of our Virtual Storage Networking product lines. These products, which use wave division multiplexing
(WDM) and dense wave division multiplexing (DWDM) to combine up to 32 channels of information onto a single optical fiber, substantially increase the band-width on a fiber optic link, substantially reduce the costs of transmitting data long distances over fiber links and facilitate the creation of virtual storage networks.

Consulting Services and Product Support

   Our global services and support organization of approximately 425 customer service and support personnel, systems engineers, and consultants, provides a variety of network consulting services, product maintenance and technology support. Given the rapid evolution of networking technologies and the increasing costs our customers face to develop adequate internal networking expertise, we believe that there will be increasing demand for these services and that our networking expertise, combined with our installed, high-end customer base, positions us to compete effectively for consulting services business. In connection with sales of our products we offer:

  .  on-site field service coupled with 24x7 help desk;

  .  improved serviceability through remote diagnostics;

  .  SAN assessment, design and implementation;

  .  data center audit and fiber infrastructure services; and

  . disaster recovery and business continuance assessment, planning and im-plementation.

Advanced Storage Networking Services(TM)

   In early 2002, Inrange introduced the IN-VSN Advanced Storage Networking Services(TM) (ASNS), containing both hardware and software elements to sim-plify data management for customers and allow them to build scalable, high availability, heterogeneous storage networks. ASNS enables customers to moni-tor SAN performance and generate reports on performance trends, extend stored data over long distances, increase SAN security, and provide information to SAN management software provided by third party vendors. These products, which we plan to release over the course of 2002, include:

  . PerformanceVSN(TM), which provides real-time and historical statistics on specific network devices, users, and applications utilizing the SAN. This product will allow SAN administrators to improve how they manage traffic, growth, and configuration changes within the SAN. This information enables IT managers to make educated decisions on configuration changes, resource allocation and management of storage resources.

  . ExtendedVSN(TM), which provides IT managers with large storage networks the ability to scale the size of their systems seamlessly and without disruption, from 8 ports to 256 ports in a single platform. This product also supports multi-vendor environments and the extension of data over long distances for business continuance and enterprise backup and recovery applications. With ExtendedVSN, Inrange can provide customers with the hardware platforms and intelligent software needed to scale their SAN and transport data across global distances for these applications.

  . SecureVSN(TM), which is a comprehensive set of access control and management security features for managing remote sites or remote access to storage networks. Inrange offers software and hardware-based zoning, port isolation, encrypted user names and passwords between management stations and switches, user security profiles to control the level of access, and management station isolation. SecureVSN will be an "open" system, with an open or non-proprietary Application Program Interface
     (API), enabling SAN administrators to utilize its advanced security features in Inrange and non-Inrange SANs. As industry standards develop, we also expect to add security offerings that support data authentication, data integrity and transmission encryption.

  . ClearVSN(TM), which will give third-party storage management vendors open access to all of our storage networking hardware platforms and software solutions via an open, non-proprietary API. The open API will allow IT managers to select the storage management vendor of their choice and will ensure that Inrange's software offerings provide additional value to our channel partners, many of whom have developed software strategies of their own.

Other Products

   Inrange manufactures and sells a variety of other hardware products used in mainframe data center applications by its Fortune 1000 customer base.

  . The CD/9000 director is our switching solution for mainframe systems and is based on the established ESCON network protocol. Our CD/9000 permits customers to scale their mainframe-based ESCON storage networks and transition them to enable communication with emerging FICON and Fibre Channel standards. As a result, customers can leverage their investments in their legacy networks and access and manage large amounts of information. We believe that our CD/9000 is particularly well positioned to address these trends and has significant advantages over our competitors' ESCON directors, including:

      -- the largest connection capability available at 256 ports;

      -- features that expand connectivity and increase utilization of fi-ber optic port bandwidth; and

      -- a graphical user interface control system for easy configuration and management.

  . The Intelligent Fiber Management System (IFS) enables the connection and management of the physical components of the data center, including the optical fiber infrastructure, hardware components, and conveyance systems. IFS includes intelligent patch panels which allow planning and tracking of network components and connections and the monitoring of network changes. When moving, adding, changing, or testing fiber connections, IFS pinpoints the appropriate connections or patch ports, and software controlled LEDs next to each patch port change color to indicate the type of connection required. The system also generates a step-by-step work order for fail-safe configuration.

  . Our 2700/2800 matrix switches provide network managers with the real-time ability to switch information streams between different computer processors and between different network hubs, based on availability and performance. Our Universal Touchpoint matrix switching platform provides network managers with the ability to centrally monitor, diagnose, and manage their data networks, thereby reducing the number of network technicians and amount of test equipment that are required to maintain data networks.

  . Our MD/9000 message director allows a user to access and use legacy data that is resident on a variety of differing mainframes, storage devices and client/server systems.

Our Competitive Strengths

   We believe that the following attributes of our products and our company position us to take advantage of market opportunities:

 Experience with High-End Storage and Data Networks

   Our focus on providing high-end, large-scale, fault-tolerant products for storage and data networks, allows us to apply our expertise across networks and architectures. This enables us to design our products to be compatible with various vendors' products and multiple communication standards and proto-cols. For example, we used our experience building 24,000 port mega-matrix switches for use in data communications environments to build the industry leading 256 port FC/9000.

 Leadership in High-End Fibre Channel Products

   We are a leading provider of director-class switches that operate under the Fibre Channel communication standard. In April 2000, we began shipping the industry's first Fibre Channel director-class switch with 64 ports, the IN-VSN FC/9000. In March 2001, we began shipping our 128 port FC/9000, and in Decem-ber 2001, we shipped the industry's largest director, the 256 port FC/9000 to a channel partner for lab testing. The FC/9000 is the largest Fibre Channel director-class switch currently available. We built our existing FC/9000 based on certain microchips (known as application specific integrated circuits or ASICs) licensed from QLogic. To provide customers with scalability and invest-ment protection with their current generation directors, we decided to develop our next generation FC/9000 internally. The FC/9000 provides a platform from which enterprises can establish storage networks that have the scalability, flexibility and reliability to manage applications that are critical to a business' operations.

 Extensive Installed Customer Base

   We have installed our products at over 2,000 sites in over 90 countries, primarily in Fortune 1000 businesses and other large enterprises. Our long re-lationships and close collaboration with our customers provide us with direct insight into their changing requirements and enable us to remain abreast of market developments.

 Research and Development Expertise

   Our research and development is focused on two main areas: developing en-hanced software products and features to improve SAN management, security, and functionality, and providing additional hardware platforms that accommodate emerging information transmission protocols. As storage networking technolo-gies evolve, we will continue to evaluate and prioritize our R&D strategy to provide products and features that meet the needs of our customers and provide for continued revenue growth.

 Significant Direct Sales Resources

   Our large direct sales force maintains close relationships with our custom-ers and, together with our systems engineering department, provides comprehen-sive pre-sale and post-sale support.

 Service and Support Capabilities

   Our service organization provides our customers with resources that help them address often complex and challenging technical issues. We provide assis-tance in network design, site surveys, preventive maintenance, repair and training, as well as help desk support and remote diagnostic capabilities.

 Established International Presence

   Our internationally-based sales and service professionals generated sales to international customers that represented approximately 41% of our total revenue during 2001. Our international presence allows us to meet the broad geographic needs of our customers. We use our direct sales channel, alliances and an established network of distributors and resellers to provide sales and support in over 90 countries worldwide.

Our Strategy

   We intend to capitalize on our competitive strengths by pursuing the fol-lowing strategies:

 Leverage Our Intellectual Capital

   We seek to leverage our intellectual capital and intellectual property across storage and data networks. In the short term, this allows us to share common competencies in scalable, complex systems across these networks. We be-lieve that over the long-term this process will position us to identify, es-tablish and capitalize on current and emerging trends and technologies in net-work management and architecture.

 Cross-sell to Existing Customer Base

   We believe that there are significant opportunities for selling additional products and providing additional services to our existing customer base. For example, we believe that our large ESCON customer base has a significant need for Fibre Channel storage networks, presenting an attractive targeted customer base for our FC/9000. In addition, these customers also are creating virtual storage networks to implement more effective disaster recovery and business continuance procedures, presenting an attractive targeted customer base for our channel extension and optical networking products. In addition, customers also must manage storage networks of increasing scale and complexity, and we intend to target these customers with our Advanced Storage Networking Servic-es.

 Drive Enhanced Features and Functions with Software

   We consistently allocate a majority of our research and development budget to software development. By introducing features and functions through new versions of software, we reduce our time-to-market for new products and for enhancements of current products. Software applications also enhance the func-tions of our products, which, we believe, distinguish them from those of our competitors.

   In February 2002, we announced the IN-VSN Advanced Storage Networking Serv-ices to simplify data and network management and provide highly interoperable, extensible and scalable storage networks. We believe that our complementary hardware and software solutions offer the availability, scalability and man-ageability needed to build today's enterprise storage networks.

   These Advanced Storage Networking Services support the IN-VSN family of storage networking products and services. IN-VSN, the Inrange Virtual Storage Networking architecture, consists of layered hardware and intelligent software services that extend data from the core-to-edge-to-anywhere and allow for the creation of heterogeneous global storage networks. The IN-VSN suite of prod-ucts and services reduces total cost of ownership by removing the complexity in storage networking.

 Expand Alliances and Indirect Channels of Distribution and Pursue Strategic Acquisitions

   We pursue a multi-tiered strategy to leverage our market presence and re-sources with the activities of other industry leaders. In addition, we ac-tively participate in standard-setting organizations to remain at the fore-front of industry developments and emerging technologies. These alliances help us design our products and management systems to function seamlessly with key offerings from other industry leaders. For example, our storage networking products are compatible with storage products produced by leaders such as EMC, Hitachi, and IBM, and our storage management control systems operate with ma-jor software platforms from vendors such as Tivoli and Veritas. To extend the reach of our sales channels, we intend to continue to recruit resellers world-wide. We are investing in an original equipment manufacturer sales channel in order to increase sales of our products to high-volume sellers of networking solutions where we believe we bring value to their core offerings. In addi-tion, we may pursue strategic acquisitions to add economies of scale and tech-nical expertise, to reduce time to market and to increase our access to target markets.

 Leverage Our Consulting Business

   To expand and improve upon our maintenance and support service business, we have made significant investments in expanding Inrange Global Consulting. We provide value-added consulting services to enable turnkey deployments of our products. These consulting services include storage area network assessment and design, as well as disaster recovery planning and implementation. We be-lieve that there is a significant opportunity for us to grow and expand our consulting business as a result of the scarcity of skilled information tech-nology personnel and the high cost of maintaining internal information tech-nology departments.

Research and Development

   In order to maintain and increase our position in the markets in which we compete, we place considerable emphasis on research and development to expand the capabilities of our existing products and to develop new products and product lines. Because we are focused on large-scale products that are criti-cal to a business' operations, we believe that our future success depends upon our ability to maintain our technological expertise and to introduce, on a timely basis, enhancements to our existing products and new commercially via-ble products that will continue to address the needs of our customers.

   During 2001, our total gross research and development expenditures were $37.3 million. Our research and development program focuses on the development of new and enhanced systems and products that can accommodate emerging data transmission protocols while continuing to accommodate current and legacy technologies.

Customers

   We have installed our products at over 2,000 sites in over 90 countries, including many of the largest public and private users of information technol-ogy. We have a global, diversified customer base, consisting primarily of corporate enterprises such as financial institutions, insurance companies, telecommunications carriers, airlines, and original equipment manufacturers. We believe that there are significant opportunities for selling additional products and providing additional services to our existing customer base.

   During the year ended December 31, 2001, our top 20 customers accounted for approximately 46% of our revenue. No one customer accounted for more than 10% of total revenue.

Intellectual Property

   We believe that our success and ability to compete depend in part upon our ability to develop and protect the proprietary technology contained in our products. To protect our proprietary rights, we rely on a combination of pat-ents, trademarks, copyrights, contractual rights, trade secrets, know-how and understanding of the market. For example, proprietary information disclosed by us in the course of our discussions with suppliers, distributors and customers is generally protected by non-disclosure agreements.

   We own 30 U.S. patents and have 22 additional patent applications pending with the U.S. Patent and Trademark Office.

   We also have been granted registered trademark protection for a number of trademarks, including our corporate logo and are in the process of registering product names such as IN-VSN, FC/9000.

Manufacturing and Operations

   In December 2000, we began moving our operations from our former facilities in Mt. Laurel, New Jersey to our new facility in Lumberton, New Jersey. The transition was completed in early February 2001. By late February 2001, we also had consolidated the manufacturing of all channel extension products in our Lumberton plant. Previously, some of the channel extension products were manufactured in Pittsburgh.

   We assemble printed circuit boards and complete the assembly of most of our products at our Lumberton facility. We carry out full system testing prior to shipping products to customers. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of the components.

   In January 2002, we began transitioning the manufacture of the FC/9000 into our Lumberton facility, and this was completed in March 2002. We previously used a contract manufacturer, Sanmina Corporation, to manufacture the FC/9000.

   We obtain materials for our manufacturing needs from suppliers and subcon-tractors, with an emphasis on quality, availability and cost. For most compo-nents, we have alternate sources of supply, although these raw materials could become difficult to obtain in the future, based on market conditions for these items or technology changes.

Sales and Marketing

   We bring our products to market via a multi-tiered approach, which includes a global direct sales force and a global distribution and reseller network.

  . The majority of our current business is generated by our direct sales organization, which has offices in the United States, Canada, the United Kingdom, Germany, Switzerland, Belgium, France and Italy. As of December 31, 2001, we had 187 personnel in our sales and systems engineering de-partment.

  . We also sell our products indirectly, through a worldwide network of distributors, resellers and alliance partners. This network allows us to expand the reach of our sales and service channels cost-effectively.

   Sales through our indirect channel accounted for approximately 21% of total revenue in 2001. Although gross margins are typically lower in this channel, we believe that selling our products through the indirect channels allows us to expand our sales by reaching customers we would not be able to reach with a direct sales channel. In addition, having multiple sales channels reduces the adverse effect that weakness in any single sales channel may have on our fi-nancial condition.

   Our marketing strategy is to establish brand and product recognition and maintain our reputation as a provider of technologically advanced, high-qual-ity products and related services for our customers' needs. Our marketing ef-forts are directed principally at developing brand awareness and include a number of programs, such as the following:

    -- participating in industry trade shows, technical conferences and technology seminars;

    -- web site marketing;

    -- education and training;

    -- publishing technical and educational articles in industry journals;

    -- advertising; and

    -- distributing newsletters and other educational materials to our cus-tomers.

Competition

   The markets in which we sell our products are highly competitive. We be-lieve that these markets will continue to be competitive and will be continu-ally evolving and subject to rapid technological change. We believe that the principal competitive factors in each of the markets in which we compete are:

    -- product performance, reliability, scalability and features;

    -- industry relationships;

    -- timeliness of product introductions;

    -- customer service and support;

    -- adoption of emerging industry standards;

    -- price;

    -- brand name; and

    -- size and scope of distribution network.

   We believe that we compare favorably with our competitors with respect to many of these competitive factors.

   While the Fibre Channel switching market has yet to develop fully, we be-lieve that the market for our products will be highly competitive, continually evolving and subject to rapid technological change. We compete principally against Brocade Communications Systems and McDATA Corp. As the market for storage area network products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment who may enter the storage area network market with their own switching products. Our principal competitor for ESCON storage switches is IBM. Our principal competi-tor for channel extension products is Computer Networking Technologies, Inc. Our principal competitors for wave division multiplexing products are IBM/Nortel and ONI Systems Corp. Our principal competitor for our matrix switches is Cornet Technology, Inc. We also face competition from major sys-tems integrators and other established and emerging companies.

Employees

   As of December 31, 2001, we had 1,048 employees, including contract employ-ees. Our employees are not represented by any labor unions. We have experi-enced no work stoppages and believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

   In January 2001, we completed a move to our new corporate offices in Lum-berton, New Jersey, where we lease approximately 162,000 square feet of office space to accommodate our headquarters, as well as our manufacturing, marketing and New Jersey-based research and development staffs. We have an option to ex-pand this facility to up to 200,000 square feet. The lease continues through January 31, 2011. We believe that the Lumberton facility will provide suffi-cient space for us for the foreseeable future.

   We lease approximately 42,000 square feet in Shelton, Connecticut, for our research and development department, our product verification laboratory and a sales and service center; 3,300 square feet of office space in Westford, Mas-sachusetts, for research and development efforts; 6,120 square feet of office space in Fairfax, Virginia in connection with our software products; 22,500 square feet of space for our Indianapolis, Indiana operations of IGC; and 14,500 square feet of space for our Parsippany, New Jersey operations of IGC.

   We own a 28,800 square foot building in Pittsburgh, Pennsylvania that houses marketing and customer support of our channel extension products. We have recently decided to sell the Pittsburgh facility and lease space for these operations in nearby suburbs. The facility is listed for sale.

   We lease office space from time to time for our regional sales offices. These leases typically provide for an initial lease term with a number of suc-cessive renewal options. These arrangements give us the flexibility to pursue extension or relocation opportunities that arise from changing market condi-tions. We believe that, as current leases expire, we will be able to renew these leases or lease other space on approximately equivalent terms.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the outcome of these matters will not have a material adverse effect on our finan-cial condition, liquidity or results of operations.

   During the second quarter of 2001, we filed a breach of contract lawsuit against a customer following its refusal to pay us for approximately $5 mil-lion of equipment. It is too early in the proceeding to form a definitive opinion concerning the ultimate outcome, but we believe that the amount is collectible.

   A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged viola-tion of securities laws. The complaint, which was also filed against the vari-ous underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Ini-tial Public Offering Securities Litigation. The complaint alleges, in essence,
(a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undis-closed commissions in exchange for lucrative allocations of IPO shares and
(ii) trading in our stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipi-ents of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated fed-eral securities laws by not disclosing these underwriter arrangements in our prospectus. At this point, it is too early to express an opinion concerning the outcome of this matter. However, the defense has been tendered to the car-riers of our director and officer liability insurance, and a request for in-demnification has been made to the various underwriters in the IPO.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

        ADDITIONAL ITEM--DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   As of March 1, 2002, our directors were:

   John B. Blystone, 48, has been a member of our board of directors since June 2000. He has been Chairman, President and Chief Executive Officer of SPX Corporation since 1995. Mr. Blystone also serves on the boards of directors of SPX Corporation and Worthington Industries, Inc., and is a member of the advi-sory board of Stern Stewart.

   Sherrie L. Woodring, 39, has been a member of our board of directors since February 2002. She became our President and Chief Executive Officer in Febru-ary 2002, after having been acting President and Chief Executive Officer since December 2001. She was our Vice President and General Manager, Storage Net-works from July to December 2001 and, before that, was our Vice President and General Manager, Data/Telecom from August 2000 to July 2001. Ms. Woodring joined Inrange in August 2000, following our purchase of Varcom Corporation, where she had been President and Chief Executive Officer since 1990.

   Lewis M. Kling, 57, has been a member of our board of directors since June 2000. Since December 1998, Mr. Kling has been President, Communications and Technology Systems, of SPX Corporation. From June 1997 through October 1998, he served as President, Dielectric Communications, a subsidiary of General Signal Corp. From December 1994 to June 1997, he served as Senior Vice Presi-dent and General Manager of the Commercial Avionic Systems business of Allied Signal Corporation.

   Patrick J. O'Leary, 44, has been a member of our board of directors since October 1998. He has been Vice President, Finance, Treasurer and Chief Finan-cial Officer of SPX Corporation since September 1996. From 1994 through 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served in various managerial capacities at Deloitte & Touche LLP, becoming a Partner in 1988.

   Bruce J. Ryan, 58, has been a member of our board of directors since Sep-tember 2000. Since 1998, he has been Executive Vice President and Chief Finan-cial Officer of Global Knowledge Network, Inc., a provider of information technology and computer software training programs and certifications. From 1994 to 1998, he was Executive Vice President and Chief Financial Officer of Amdahl Corporation, a provider of Internet based information technology solu-tions. Mr. Ryan also serves on the board of directors of Ross Systems, Inc. and Axeda Systems, Inc.

   David B. Wright, 52, has been a member of our board of directors since Sep-tember 2000. He has been President and Chief Executive Officer of Legato Sys-tems since October 2000. He previously had been Chairman and Chief Executive Officer of Amdahl Corporation since 1997. Mr. Wright also serves on the boards of directors of Legato Systems, Aspect Communications and VA Software.

   Robert B. Foreman, 44, has been a member of our board of directors since June 2000. He has been Vice President, Human Resources of SPX Corporation since May 1999. From 1991 through April 1999, he served as Vice President, Hu-man Resources at PepsiCo International, based in Asia-Pacific, where he worked for both the Pepsi and the Frito-Lay International businesses.

   Christopher J. Kearney, 46, has been a member of our board of directors since October 1998. He has been Vice President, Secretary and General Counsel of SPX Corporation since February 1997.

                              EXECUTIVE OFFICERS

   Our executive officers serve at the pleasure of the Board of Directors. Our executive officers at March 1, 2002, in addition to Sherrie L. Woodring, our President and Chief Executive Officer, were:

   Anthony J. Fusarelli, 53, has been our Executive Vice President of Sales since January 1999. He has served in various senior management positions of increasing responsibility with us since 1983.

   John R. Schwab, 34, has been our Vice President and Chief Financial Officer since October 2001. From September 2000 to October 2001, he served as our Cor-porate Controller. Prior to that time he was employed by Arthur Andersen LLP in the Growth Company Practice, most recently as a Senior Manager overseeing audit engagements for technology clients.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

   Our Class B common stock has been quoted on the Nasdaq National Market un-der the symbol "INRG" since September 21, 2000. Prior to that time, there was no public market for our Class B common stock. The following table shows, for the periods indicated, the high and low closing prices per share of Inrange Class B common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
      Year Ended December 31, 2000
        Third Quarter (since September 21)....................... $59.81 $46.25
        Fourth Quarter........................................... $47.25 $12.50
      Year Ended December 31, 2001
        First Quarter............................................ $27.00 $ 8.33
        Second Quarter........................................... $21.01 $ 6.99
        Third Quarter............................................ $16.29 $ 4.98
        Fourth Quarter........................................... $14.49 $ 4.02
      Year Ended December 31, 2002
        First Quarter (through March 15)......................... $15.39 $ 9.19

   On March 15, 2002, we had 37 holders of record of our Class B common stock, with approximately 99.7% of our Class B common stock held in street name through Depository Trust Co.

   Since we have been a public company, we have not declared or paid cash div-idends on our Class B common stock. We currently intend to retain all avail-able funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foresee-able future. Payment of future cash dividends, if any, will be at the discre-tion of our board of directors after taking into account various factors, in-cluding applicable Delaware law, contractual restrictions, our financial con-dition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

   The tables on the following pages present our selected consolidated finan-cial data. You should read the information in the tables together with "Man-agement's Discussion and Analysis of Financial Condition and Results of Opera-tions" and our historical consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. The consolidated state-ment of operations data set forth below for the years ended December 31, 2001, 2000 and 1999 and consolidated balance sheet data as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements included herein, which have been audited by Arthur Andersen LLP, independent public ac-countants, whose report is included herein.

   The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial state-ments that are not included in this filing. The 1998 financial statements were audited by Arthur Andersen LLP and the 1997 financial statements were audited by Ernst & Young LLP. Our consolidated financial statements include our own assets, liabilities, revenue and expenses as well as the assets, liabilities, revenue and expenses of various other units of SPX Corporation comprising the storage networking, data networking and telecommunications networking business of SPX. All of the operations, assets and liabilities of these units have been transferred to us.

   Following our acquisition by SPX and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and con-solidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and re-duced headcount in non-strategic areas. These actions were substantially com-pleted by July 1999. In connection with these initiatives, we recorded special charges of $7.0 million in 1998 and $10.6 million in 1999. In 2000, we re-corded a reversal of special charges to reflect the actual costs incurred and revision of estimates for the remaining costs to be incurred.

   In 2001, we decided to focus on our storage networking business and an-nounced in the second and fourth quarters that we would restructure the opera-tions. In connection with these decisions, we recorded restructuring, special and asset impairment charges that totaled $32.4 million. The restructuring and special charges primarily include severance, lease abandonment costs and the settlement of contractual obligations from a discontinued product totaling $11.4 million. The asset impairment charges totaled $16.1 million and included the write-off of goodwill related to an acquisition completed in 2000, the write down of investments made in certain business partners and asset write-downs associated with discontinued product lines. In addition, we recorded in-ventory write-offs totaling $4.9 million as a component of cost of sales.

   Our other income (expense) for 1999 includes a gain of $13.9 million real-ized upon the sale of common stock of a public company that we received upon the exercise of warrants.

   As used in the tables, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, other income (expense), restructuring, special and asset impairment charges, and gain on sale of real estate. We be-lieve that Adjusted EBITDA is an important indicator of the liquidity and op-erating performance of technology companies. You should not consider Adjusted EBITDA to be a substitute for operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
                              (Dollars in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenue.................  $  260,851  $  233,646  $  200,622  $  225,669  $  218,971
Cost of revenue.........     156,078     117,040      99,641     115,316     108,541
                          ----------  ----------  ----------  ----------  ----------
    Gross margin........     104,773     116,606     100,981     110,353     110,430
                          ----------  ----------  ----------  ----------  ----------
Operating expenses:
  Research, development
   and engineering......      27,848      22,589      18,928      25,067      21,225
  Selling, general and
   administrative.......      74,878      58,898      48,269      62,449      56,382
  Amortization of
   goodwill.............       4,964       2,263       1,068       1,068       1,277
  Restructuring and
   special charges......      11,390        (540)     10,587       6,971         --
  Asset impairment
   charges..............      16,057          -           -           -          --
  Write off of acquired
   in process
   technology...........         --       10,000         --          --          --
  Gain on sale of real
   estate...............         --          --       (2,829)        --          --
                          ----------  ----------  ----------  ----------  ----------
    Total operating
     expenses...........     135,137      93,210      76,023      95,555      78,884
Operating income
 (loss).................     (30,364)     23,396      24,958      14,798      31,546
Interest (income)
 expense................      (3,586)       (348)        925       1,391       1,509
Other (income) expense..          98         (22)    (13,726)        178         (18)
                          ----------  ----------  ----------  ----------  ----------
  Income (loss) before
   income taxes.........     (26,876)     23,766      37,759      13,229      30,055
Income taxes............      (9,131)      9,506      15,459       5,873      12,198
                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......  $  (17,745) $   14,260  $   22,300  $    7,356  $   17,857
                          ==========  ==========  ==========  ==========  ==========
Basic and diluted
 earnings (loss) per
 share..................  $   (0.21)  $     0.18  $     0.29  $     0.10  $     0.24
                          ==========  ==========  ==========  ==========  ==========
Shares used in computing
 basic earnings (loss)
 per share..............  84,488,333  77,961,004  75,633,333  75,633,333  75,633,333
                          ==========  ==========  ==========  ==========  ==========
Shares used in computing
 diluted earnings (loss)
 per share..............  84,488,333  78,674,645  75,633,333  75,633,333  75,633,333
                          ==========  ==========  ==========  ==========  ==========
Other Operating Data:
Depreciation and
 amortization...........  $   22,904  $   14,157  $   10,534  $   13,160  $   14,528
Capital expenditures,
 net....................      13,052       5,193       5,469       7,394       5,565
Cash flows from
 operating activities...      36,740      23,357      13,318      17,083      40,221
Cash flows from
 investing activities...     (37,552)   (134,899)      3,730     (19,969)    (11,195)
Cash flows from
 financing activities...      (4,865)    132,478     (18,225)      4,746     (29,026)
Adjusted EBITDA.........      19,987      47,013      43,250      34,929      46,074
                                            As of December 31,
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............  $   17,029  $   22,646  $    1,023  $    2,461  $      --
Working capital.........      91,336     134,735      35,315      33,970      21,142
Total assets............     287,592     301,058     132,350     126,458     105,452
Total debt (including
 short-term borrowings
 and current portion of
 long-term debt)               1,167       5,721       4,131       5,322      16,285
Stockholders' equity....     212,869     230,554      78,498      74,453      49,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis in conjunction with our historical consolidated financial statements and the notes to those state-ments included elsewhere in this Form 10-K.

Overview

   We design, manufacture, market and service switching and networking prod-ucts for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing custom-ers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large en-terprises that operate large-scale systems where reliability and continuous availability are critical. Inrange's "core-to-edge-to-anywhere" solutions solve the growing data storage challenges facing IT organizations, while pro-viding investment protection and a proven foundation for future growth.

   Our flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). With an ability for customers to upgrade and scale to 256 ports without disrupting ex-isting systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and con-tinuous availability are critical. Our products are designed to be compatible with various vendors' products and multiple communication standards and proto-cols. We distribute and support our products through a combination of our di-rect sales and service operations and indirect channels.

   Following our acquisition by SPX and beginning in the fourth quarter of 1998, we implemented several initiatives to rationalize revenue, streamline operations and improve profitability. As part of this process, we discontinued sales of non-strategic, low volume product lines and products that were at the end of their life cycles. We also closed two manufacturing facilities and con-solidated all of our operations into one manufacturing location, consolidated duplicative selling and administration functions into one location, and re-duced headcount in non-strategic areas. These actions were substantially com-pleted by July 1999. In connection with these initiatives, we recorded special charges of $7.0 million in 1998 and $10.6 million in 1999.

   In June 2000, we acquired two European distribution businesses, TCS and STI. These acquisitions expanded our direct sales and customer service pres-ence in France, Switzerland, Belgium and Luxembourg. On August 4, 2000, we ac-quired selected assets of Varcom Corporation, a provider of advanced local area network and wide area network monitoring and management tools. As a re-sult of the Varcom acquisition, we recorded a write-off of in-process technol-ogy of $10.0 million. On August 14, 2000, we acquired substantially all of the assets of Computerm Corporation. Computerm is a provider of storage area net-work channel extension products. The aggregate purchase price for these three acquisitions was $61.0 million, subject to purchase price adjustments. The purchase price adjustments relating to the Computerm and Varcom acquisitions were finalized in 2001. Of this amount, $55.4 million was paid at the closing of the acquisitions and up to $5.6 million is payable at specified dates if we have not made claims against the sellers by those dates. We have accounted for all three acquisitions using the purchase method of accounting.

   On January 1, 2001, we completed the acquisition of Prevail Technology. Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. On May 7, 2001, we completed the acquisition of Onex, Incorporated. Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network in-frastructure and implements e-Business and enterprise resource planning solu-tions. In September 2001, we completed the acquisition of eB Networks. eB Net-works, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures. The aggregate purchase price for these three acquisitions was $20.0 million, subject to pur-chase price adjustments. Of this amount, $18.1 million was paid at the closing of the acquisitions and up to $1.9 million is payable at specified dates. We have accounted for all three acquisitions using the purchase method of ac-counting.

   In 2001, we decided to focus on our storage networking business and an-nounced in the second and fourth quarters that we would restructure the opera-tions. In connection with these decisions, we recorded restructuring, special and asset impairment charges that totaled $32.4 million. The restructuring and special charges primarily include severance, lease abandonment costs and the settlement of contractual obligations from a discontinued product totaling $11.4 million. The asset impairment charges totaled $16.1 million and included the write-off of goodwill related to an acquisition completed in 2000, the write down of investments made in certain business partners and asset write-downs associated with discontinued product lines. In addition, we recorded in-ventory write-offs totaling $4.9 million as a component of cost of sales.

Critical Accounting Policies

   We have identified the policies below as critical to our business opera-tions and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is dis-cussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and ex-pected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consoli-dated Financial Statements. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that our ac-tual results will not differ from those estimates.

   Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commis-sions and royalties. We recognize revenue upon shipment of products with stan-dard configurations. Revenue from products with other than standard configura-tions is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. Amounts billed for shipping and handling are included in revenue and the related costs are included in cost of revenue. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on our experience. Revenue from service obligations associ-ated with maintenance contracts is deferred and recognized on a straight-line basis over the terms of the contracts. Other service revenue is recognized when the service is provided.

   Accounts receivable. We sell products and services to a large number of customers in various industries and geographical areas. Our trade accounts re-ceivable are exposed to credit risk, however, the risk is limited due to the general diversity of our customer base. We perform ongoing credit evaluations of our customers' financial condition and maintain reserves for potential bad debt losses.

   Capitalized software research and development costs. Our policy on capital-ized software costs determines the timing of our recognition of certain devel-opment costs. In addition, this policy determines whether the cost is classi-fied as development expense or cost of revenues. Costs incurred in the re-search and development of new software included in products are charged to ex-pense as incurred until technological feasibility is established. After tech-nological feasibility is established, additional costs are capitalized in ac-cordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Ac-counting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of revenue. We perform a pe-riodic review of the recoverability of these capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable product, any remaining capitalized amounts are written off.

   Inventories. We value Inventories at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Inventories on hand in-clude the cost of materials, freight, direct labor and manufacturing overhead. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short term increase in the cost of inven-tory purchases while a significant decrease in demand could result in an in-crease in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolesence that could result in an increase in the amount of obsolete inventory quantities on hand.

   Income taxes. We record the estimated future tax effects of temporary dif-ferences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines re-garding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Results of Operations

   The following table sets forth, for the periods indicated, selected operat-ing data as a percentage of revenue:

                                                              Years Ended
                                                             December 31,
                                                           --------------------
                                                           2001    2000   1999
                                                           -----   -----  -----
      Revenue............................................. 100.0%  100.0% 100.0%
      Gross margin........................................  40.2%   49.9%  50.3%
      Research, development and engineering...............  10.7%    9.7%   9.4%
      Selling, general and administrative.................  28.7%   25.2%  24.1%
      Operating income (loss)............................. (11.6)%  10.0%  12.4%
      Net income (loss)...................................  (6.8)%   6.1%  11.1%

 Comparison of years ended December 31, 2001 and 2000

   The terrorist events of September 11, 2001 adversely impacted our results of operations for the third quarter and the full year of 2001, although we cannot quantify the amount of the impact.

   Revenue. Revenue for the year ended December 31, 2001 was $260.9 million, an increase of $27.2 million or 11.6% from $233.6 million for the year ended December 31, 2000. No single customer represented greater than ten percent of total revenue in 2001 or 2000. In 2001, sales to international customers in-creased to $105.7 million, or 40.5% of total revenue, from $93.8 million, or 40.1% of total revenues in 2000. Revenues attributable to direct channels to-taled $206.0 million and $195.2 million in 2001 and 2000, respectively.

   Sales of our open storage networking products were $99.1 million, an in-crease of $50.0 million, or 101.8% from $49.1 million in the year ended Decem-ber 31, 2000. Our open storage networking products consist of fibre channel directors and optical networking equipment as well as related services for these products. The increase was driven primarily by sales of the FC/9000 Di-rector, which was released for general availability during the third quarter of 2000. Revenues from our virtual storage networking products, which consist of our remote disk mirroring, channel extension and business continuance prod-ucts, were $48.5 million, an increase of $16.0 million or 49% from the year ended December 31, 2000. In addition, product revenues from our legacy busi-nesses and our divested telecommunications products totaled $62.7 million, a decrease of $50.0 million or 45.0% from the year ended December 31, 2000. Service revenue was $61.2 million, an increase of $21.8 million or 55.2% from $39.4 million in 2000. This increase in service revenue was attributable mainly to revenue from acquisitions and increased traditional services due to a higher maintenance product base. Revenue growth attributable to the acquisi-tions completed in 2001 and 2000 was approximately $49.5 million and $18.3 million for 2001 and 2000, respectively.

   Cost of Revenue. Our cost of revenue for the year ended December 31, 2001 was $156.1 million, an increase of $39.0 million, or 33.4%, from $117.0 mil-lion for the year ended December 31, 2000. As a percentage of revenue, cost of revenue increased to 59.8% for the year ended December 31, 2001 from 50.1% for the year ended December 31, 2000. This represented a decrease in gross margin to 40.2% for the year ended December

31, 2001 from 49.9% for the year ended December 31, 2000. The decrease in mar-gin percentage is the result of a shift in product mix from high margin direct sales to lower margin OEM product sales, primarily in the open storage segment of our business; as well as lower revenue from high margin legacy businesses; and exiting the telecommunication business, which had higher margins. The in-crease in service cost of $14.7 million was a result of increased service headcount to support the introduction of the FC/9000, professional service start-up costs and staffing from the acquisitions.

   Research, Development and Engineering. Research, development and engineer-ing expenses for the year ended December 31, 2001 were $27.8 million, an in-crease of $5.3 million, from $22.6 million for the year ended December 31, 2000. As a percentage of revenue, research, development and engineering ex-penses were 10.7% for the year ended December 31, 2001 as compared to 9.7% for the year ended December 31, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives and other storage networking products. Including capitalized software, research, development and engineering spending was $37.3 million for the year ended December 31, 2001, or 14.3%, of revenue, compared to $29.3 million, or 12.5% of revenue, for the year ended December 31, 2000.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2001 were $74.9 million, an increase of $16.0 million, from $58.9 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses were 28.7% for the year ended December 31, 2001, compared to 25.2% for the year ended December 31, 2000. The increase was due primarily to increased personnel and related expenses from acquisitions and additional personnel to support the anticipated increased sales levels for the Fibre Channel directors, expenses and personnel added in connection with our initial public offering to support being a public company and spending related to additional product marketing initiatives.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the years ended December 31, 2001 and 2000 was $5.0 million and $2.3 million, respectively. The increase was a result of the full period effects of goodwill and other intangibles associated with the busi-nesses acquired during 2000 and the acquisitions completed in 2001.

   Restructuring and Special Charges. Restructuring and special charges for the year ended December 31, 2001 were $11.4 million as compared to a gain of $0.5 million in 2000. The 2001 special charges were attributable to restruc-turing costs associated with our actions to streamline operations and improve efficiencies and our exit from the telecommunications business. The charges primarily include severance, lease abandonment costs, costs associated with existing obligations related to discontinued product lines, and amounts re-lated to the settlement of contractual obligations.

   Restructuring and special charges include $5.7 million for a reduction in headcount of approximately 200 employees in selected non-strategic product areas. Charges totaling $5.2 million were recorded in connection with the set-tlement of a contractual obligation on a discontinued product. Other costs of $0.5 million are associated with existing obligations related to discontinued product lines.

   The gain recorded in 2000 was related primarily to a reversal of a charge recorded in December of 1999 for abandonment of certain facilities, offset by $0.5 million in charges for options issued to employees of SPX.

   Asset impairment charges. Asset impairment charges for the year ended De-cember 31, 2001 were $16.1 million. The charges related primarily to asset write-downs associated with discontinued product lines ($8.1 million), the write down of goodwill from an acquisition completed in 2000 ($5.0 million) and the write down of strategic investments made in business partners ($3.0 million). There were no asset impairment charges in 2000.

   Write-off of Acquired in Process Technology. In conjunction with the acqui-sition of Varcom Corporation, we recorded a charge of $10.0 million for the write-off of acquired in-process technology in 2000.

   Interest Income. Interest income was $4.4 million for the year ended Decem-ber 31, 2001 as compared to $1.8 million for the year ended December 31, 2000. In 2001, we received approximately $3.8 million of interest income from our demand note with SPX as compared to $1.4 million in 2000. The remaining inter-est was earned from cash invested in a money market account.

   Interest Expense. Interest expense was $0.8 million for the year ended De-cember 31, 2001 as compared to $1.4 million for the year ended December 31, 2000. The interest expense incurred in 2001 included $0.5 million related to our foreign operations and $0.3 million interest accrued on our notes to sell-ers related to business acquisitions in 2000. The interest expense for the year ended December 31, 2000 was principally for money loaned to us by SPX for the acquisitions completed during the third quarter of 2000. We repaid the loan for these acquisitions from the IPO proceeds.

   Other Income (Expense). We had minimal other income / expense for the years ended December 31, 2001 and 2000.

   Income Taxes. Our effective tax rate for the years ended December 31, 2001 and 2000 was 34.0% and 40.0%, respectively. The decrease in the effective rate of the tax benefit recorded on the pretax loss in 2001 was due to the amount of income derived from foreign subsidiaries which are taxed at rates higher than the domestic statutory rates and the inability to use certain domestic losses for state tax purposes.

 Comparison of years ended December 31, 2000 and 1999

   Revenue. Revenue for the year ended December 31, 2000 was $233.6 million, an increase of $33.0 million or 16.5% from $200.6 million for the year ended December 31, 1999. Excluding the negative impact of foreign currency transla-tions in Europe, revenue increased to $240.1 million, an increase of $39.5 million or 19.7%

   Sales of our open storage networking products were $49.1 million, an in-crease of $31.4 million, or 178.5% from $17.6 million in the year ended Decem-ber 31, 1999. Our open storage networking products consist of fibre channel directors and optical networking equipment as well as related services for these products. The increase was primarily driven by sales of the FC/9000 Di-rector, which was released for general availability during the third quarter of 2000. Service revenue was $39.4 million, an increase of $5.3 million or 15.6% from $34.1 million. This increase was attributable to revenue from ac-quisitions, our entry into professional services and higher revenue associated with increased product sales.

   Cost of Revenue. Our cost of revenue for the year ended December 31, 2000 was $117.0 million, an increase of $17.4 million, or 17.5%, from $99.6 million for the year ended December 31, 1999. As a percentage of revenue, cost of rev-enue increased to 50.1% for the year ended December 31, 2000 from 49.7% for the year ended December 31, 1999. This represented a slight decrease in gross margin to 49.9% for the year ended December 31, 2000 from 50.3% for the year ended December 31, 1999. The increase in cost of revenue was related to in-creased sales, higher service costs and a change in mix of products sold. The increase in service cost of $4.2 million was a result of increased service headcount to support the introduction of the FC/9000, professional service start-up costs and staffing from the acquisitions.

   Research, Development and Engineering. Research, development and engineer-ing expenses for the year ended December 31, 2000 were $22.6 million, an in-crease of $3.7 million, from $18.9 million for the year ended December 31, 1999. As a percentage of revenue, research, development and engineering ex-penses were 9.7% for the year ended December 31, 2000 as compared to 9.4% for the year ended December 31, 1999. The increase was a result of additional headcount primarily to support Fibre Channel initiatives, and other storage networking products, as well as new datacom and telecom programs. The addi-tional headcount for the data networking and telecom networking programs were principally from acquisitions. Including capitalized software, research devel-opment and engineering spending was $29.3 million for the year ended December 31, 2000, or 12.5%, of revenue, compared to $24.0 million, or 12.0% of reve-nue, for the year ended December 31, 1999.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2000 were $58.9 million, an increase of $10.6 million, from $48.3 million for the year ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses were 25.2% for the year ended December 31, 2000, compared to 24.1% for the year ended December 31, 1999. Selling and administrative personnel and related costs of approximately $5.0 million from the acquired businesses are included in the December 31, 2000 amounts. The remainder of the increase was due pri-marily to increased personnel to support the expected sales levels for the FC/9000, from spending related to additional marketing and e-commerce initiatives and from hiring additional key management personnel in support of our IPO.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the years ended December 31, 2000 and 1999 was $2.3 million and $1.1 million, respectively. The increase was a result of goodwill and other intangibles associated with the three acquisitions completed in 2000.

   Special Charges. Special charges for the year ended December 31, 2000 were a gain of $0.5 million as compared to $10.6 million of expense in 1999. The gain recorded in 2000 was related primarily to a reversal of a charge recorded in December 1999 for abandonment of certain facilities, offset by $0.5 million in charges for options issued to employees of SPX. We incurred special charges of $10.6 million in 1999 comprised primarily of $5.8 million for cash sever-ance payments to approximately 215 hourly and salaried employees, $1.8 million for field sales and service office closings, $2.1 million for product line discontinuance and $0.9 million for the abandonment of a leased facility.

   Write-off of Acquired in Process Technology. In conjunction with the acqui-sition of Varcom Corporation, we recorded a charge of $10.0 million for the write-off of acquired in-process technology.

   Gain on Sale of Real Estate. During the year ended December 31, 1999, we sold one of our facilities for $6.4 million and recognized a gain on sale of real estate of $2.8 million. In 2000, we sold a manufacturing facility and are leasing back a portion of the site. We fully recovered our cost basis in the property and have deferred the gain, which we are recognizing over the term of the lease.

   Interest Income. Interest income in 2000 consisted of approximately $1.8 million from our demand note with SPX and from cash invested in a money market account. Interest income in 1999 was $28 and related primarily to interest on bank deposits.

   Interest Expense. Interest expense was $1.4 million for the year ended De-cember 31, 2000 as compared to $1.0 million for the year ended December 31, 1999. The interest expense for the year ended December 31, 2000 was princi-pally for money loaned to us by SPX for the acquisitions completed during the third quarter of 2000. The loan for these acquisitions was repaid from the IPO proceeds. The interest expense for the year ended December 31, 1999 was in-curred related to borrowings on foreign lines of credit.

   Other Income (Expense). We had minimal other income / expense for the year ended December 31, 2000 as compared to $13.7 million of income for the year ended December 31, 1999. The income in 1999 was attributable to a gain we rec-ognized on the sale of an investment.

   Income Taxes. Our effective tax rate for the year ended December 31, 2000 was 40.0%, compared to 40.9% for the year ended December 31, 1999.

Quarterly Financial Information

   The following table presents our unaudited quarterly statement of opera-tions data for 2001 and 2000. This information was derived from our unaudited financial statements. In the opinion of management, this unaudited information was prepared on the same basis as the annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The op-erating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                                     Three Months Ended
                         -------------------------------------------------------------------------------
                         Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                           2001      2001      2001      2001      2000      2000      2000      2000
                         --------  --------- --------  --------- --------  --------- --------  ---------
Combined Statement of
 Operations Data (in
 thousands)
Revenue................. $ 72,526   $55,044  $ 69,406   $63,875  $71,123    $64,095  $52,275    $46,153
Cost of revenue.........   43,672    34,928    43,572    33,906   34,804     31,773   27,110     23,353
                         --------   -------  --------   -------  -------    -------  -------    -------
   Gross margin.........   28,854    20,116    25,834    29,969   36,319     32,322   25,165     22,800
                         --------   -------  --------   -------  -------    -------  -------    -------
Operating Expenses:
 Research, development
  and engineering.......    6,498     6,754     7,012     7,584    6,722      5,807    5,097      4,963
 Selling, general and
  administrative           18,922    17,662    19,551    18,743   18,467     15,897   12,397     12,137
 Amortization of
  goodwill..............    1,295     1,333     1,295     1,041      982        747      267        267
 Restructuring, special
  and asset impairment
  charges...............   16,720     2,700     8,027       --      (600)       250     (190)       --
 Write-off of acquired
  in process
  technology............      --        --        --        --       --      10,000      --         --
                         --------   -------  --------   -------  -------    -------  -------    -------
   Total operating
    expenses............   43,435    28,449    35,885    27,368   25,571     32,701   17,571     17,367
                         --------   -------  --------   -------  -------    -------  -------    -------
Operating income
 (loss).................  (14,581)   (8,333)  (10,051)    2,601   10,748       (379)   7,594      5,433
Interest expense /
 (income)...............     (475)     (758)   (1,080)   (1,273)  (1,494)       830      139        177
Other expense/
 (income)...............      308      (270)      101       (41)     (54)       143      (17)       (94)
                         --------   -------  --------   -------  -------    -------  -------    -------
Income (loss) before
 income taxes...........  (14,414)   (7,305)   (9,072)    3,915   12,296     (1,352)   7,472      5,350
Income taxes............   (4,144)   (2,931)   (3,625)    1,569    4,918       (541)   2,989      2,140
                         --------   -------  --------   -------  -------    -------  -------    -------
Net income (loss)....... $(10,270)  $(4,374) $ (5,447)  $ 2,346  $ 7,378    $  (811) $ 4,483    $ 3,210
                         ========   =======  ========   =======  =======    =======  =======    =======
Combined Statement of
 Operations Data
 (percentage of
 revenue):
Revenue.................    100.0%    100.0%    100.0%    100.0%   100.0%     100.0%   100.0%     100.0%
Gross margin............     39.8      36.5      37.2      46.9     51.1       50.4     48.1       49.4
Research, development
 and engineering........      9.0      12.3      10.1      11.9      9.5        9.1      9.8       10.8
Selling, general and
 administrative.........     26.1      32.1      28.2      29.3     26.0       24.8     23.7       26.3
Net income (loss).......    (14.2)     (7.9)     (7.8)      3.7     10.4       (1.3)     8.6        7.0

   Because we sell high-end products with relatively high costs for each prod-uct, our financial results for each quarter may be materially affected by the timing of particular orders, and we anticipate that our largest customers in one period may not be our largest customers in future periods. Other factors that may cause our results of operations to vary significantly from quarter to quarter include:

  . the timing and market acceptance of product introductions or enhance-ments by us or our competitors;

  .  the size, timing, terms and fluctuations of customer orders;

  .  customer order deferrals in anticipation of new products;

  .  technological changes in the networking industry;

  .  competitive pricing pressures;

  .  seasonal fluctuations in customer buying patterns;

  .  changes in our operating expenses;

  .  personnel changes;

  .  policies by our suppliers;

  .  regulatory changes;

  .  capital spending;

  .  one-time gains or losses;

  .  delays of payments by customers; and

  .  general economic conditions.

Liquidity and Capital Resources

   Cash flow from operating activities was $36.7 million for the year ended December 31, 2001. During this period, cash flow from operations was generated principally from decreases in accounts receivable and prepaid expenses and in-creases in accounts payable, offset by a decrease in accrued expenses.

   Cash flow used for investing activities was $37.6 million for the year ended December 31, 2001. Of that amount, $19.4 million was related to the cash payments for acquired businesses, including transaction costs, and the remain-der was used for additions of property and equipment, capitalized software, demonstration equipment and other assets. Amounts utilized for investing ac-tivities were offset by the reduction in the demand note from SPX.

   As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quar-ter. For the years ended December 31, 2001 and 2000, the weighted average in-terest rate was 7.26% and 8.48%, respectively. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

   For the year ended December 31, 2001, net cash used for financing activi-ties was $4.9 million consisting of net cash outflows related to our payment on seller notes associated with the acquisitions completed in 2000.

   In 2002, we expect that our purchases of property, plant and equipment will be approximately $10.0 million, capitalized software costs will be approxi-mately $9.5 million and payments for product rights will be at least $5.0 mil-lion.

   We believe that the demand note from SPX, together with current cash bal-ances, foreign credit facilities and cash provided by future operations, will be sufficient to meet the working capital, capital expenditure and research and development requirements for the foreseeable future. However, if addi-tional funds are required to support our working capital requirements or for other purposes, we may seek to raise such additional funds through borrowings from SPX, through public or private equity financings or from other sources. Our ability to issue equity may be limited by SPX's desire to preserve its ability in the future to effect a tax-free spin-off and by limitations under SPX's credit agreement. In addition, our ability to borrow money may be lim-ited by restrictions under SPX's credit agreement. Additional financing may not be available, or, if it is available, it may be dilutive or may not be ob-tainable on terms acceptable to us.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued State-ments of Financial Accounting Standards No. 141 "Business Combinations" (SFAS
141) and SFAS No. 142 "Goodwill and Other Intangible

Assets" (SFAS 142). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in the fiscal year beginning after December 15, 2001.

   We currently are evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of opera-tions. All of our other purchased intangible assets have been separately iden-tified and recognized in our consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives, as ap-propriate. Based on historical purchase price allocations or preliminary allo-cations for business combinations completed prior to July 1, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $4.3 million on an annualized basis when these accounting pronouncements are adopted.

   In order to complete the transitional assessment of goodwill and non-amor-tizing intangible assets impairment, we will need to: (1) identify the report-ing units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. We will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a re-porting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the re-porting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be completed no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. As of the date of adoption, we have net unamortized goodwill and non-amortizing intangible assets of $44.3 million and $0.9 million, respectively. We have not yet determined what the effect of the impairment tests will be on our consoli-dated financial position, cash flows or results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retire-ment Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations as-sociated with the retirement of tangible long-lived assets and retirement of assets. We do not expect that the adoption of SFAS No. 143 will have a signif-icant impact on the consolidated financial position and results of operations.

   In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impair-ment or Disposal of Long-Lived Assets," which establishes a single accounting model based on the framework established in SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Re-porting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAS No. 144 for the year ending December 31, 2002, however, early application is permitted. We do not believe that the adoption of SFAS No. 144 will have a significant impact on the consolidated financial position and results of operations.

Factors That May Affect Future Results

   You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncer-tainties that we face. Additional risks and uncertainties that we do not cur-rently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

                        RISKS RELATING TO OUR BUSINESS

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

   Our success depends upon our ability to address the rapidly changing mar-kets in which we operate, including changes in relevant industry standards and the changing needs of our customers. To address this risk, we must develop and introduce high-quality, technologically advanced, cost-effective products and product enhancements on a timely basis. If we are not able to develop and in-troduce new products successfully within the timeframe we expect or prior to the time our competitors do, our future revenue and earnings will be impaired and our reputation for producing technologically-advanced products could be damaged.

WE MAY EXPERIENCE DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS.

   Given the relatively short product life cycles in the market for our prod-ucts, any delay or unanticipated difficulty associated with new product intro-ductions or product enhancements could significantly harm our future revenue and earnings. We built our existing FC/9000 based on certain microchips (known as application specific integrated circuits or ASICs) licensed from QLogic. To provide customers with scalability and investment protection with their cur-rent generation director, we decided to develop our next generation FC/9000 internally. Product development delays may result from numerous factors, in-cluding:

  . failure to develop or license the necessary technology on a timely basis;

  . difficulties in reallocating engineering resources and overcoming resource limitations;

  .  difficulties with independent contractors and suppliers;

  .  failure to obtain regulatory approvals;

  .  changing product specifications; and

  .  unanticipated engineering complexities.

   Since developing new products on a timely basis is critical to our success, any delay we experience in developing new products could reduce our revenue and profitability.

WE MAY OVERESTIMATE THE DEMAND FOR, AND MARKET ACCEPTANCE OF, THE NEW OR ENHANCED PRODUCTS THAT WE DEVELOP.

   We attempt to continuously bring new products to market. There is a risk that some of these products will not be accepted by the market. We undertake significant research and development expense prior to marketing any new prod-uct. As a result, if the new products that we introduce do not gain accept-ance, not only will we lose sales as a result of not having developed a prod-uct that the market accepts, but we will have used our resources ineffective-ly.

OUR FINANCIAL SUCCESS DEPENDS ON OUR ABILITY TO MANAGE THE PHASING OUT OF OLD PRODUCTS AND THE INTRODUCTION OF NEW PRODUCTS.

   We must successfully predict when one of our products has reached the end of its life cycle and when it has to be updated, replaced or phased out. If a product is not technologically advanced, customers will frequently delay pur-chasing that product in the expectation that a more advanced product will be developed by us or one of our competitors, particularly near the end of a product's life cycle. In addition, selling a number of products that are at the end of their life cycle may harm our reputation as being technologically advanced. We must manage the introduction of new or enhanced products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands.

WIDESPREAD ADOPTION OF STORAGE AREA NETWORKS, AND THE FIBRE CHANNEL PROTOCOL ON WHICH THESE NETWORKS ARE BASED, IS CRITICAL TO OUR FUTURE SUCCESS. IF OTHER TECHNOLOGIES BECOME PREDOMINANT OR READILY ACCEPTED, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED.

   The market for storage area networks is rapidly evolving. Our FC/9000, which operates using the Fibre Channel protocol, is used exclusively in stor-age area networks. In addition, our FC/9000 switching products are designed to operate in corporate data centers. Currently, there are only limited Fibre Channel storage area network products operating in these data centers and po-tential end users may seek to adopt networks with different protocols. Poten-tial end-users, particularly those who have invested substantial resources in their existing data storage and management systems, may be reluctant or slow to adopt a new approach, like storage area networks, or may want to adopt a different solution than Fibre Channel, such as gigabit ethernet. If other technologies become predominant or readily accepted, our business will be sig-nificantly harmed. Therefore, it is difficult to predict the potential size or future growth rate of products using the Fibre Channel protocol. Our success in penetrating this emerging market will depend on, among other things, our ability to:

  . educate potential original equipment manufacturers, distributors and end-users about the benefits of Fibre Channel storage area network technology and overcoming its limitations; and

  . predict and base our products on standards that ultimately become industry standards.

In addition, storage area networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

IF SALES OF OUR FC/9000 DO NOT GROW AS WE ANTICIPATE, OUR REVENUE AND EARNINGS COULD BE LESS THAN WE ANTICIPATE.

   We began shipping the FC/9000 as a 1 gigabit/second speed product in April 2000. By late 2002, we expect the market to begin transitioning to a 2 gigabit/second speed product. Our future sales growth and financial results are highly dependent on our successful introduction of a 2 gigabit/second product, the market transition from 1 gigabit speeds to 2 gigabit speeds, and the growth of sales of the both 1 and 2 gigabit/second FC/9000's. Sales of the FC/9000 may not grow as quickly as we expect for various reasons, including:

  . storage networks that are used in applications that are critical to a business' operations may not convert to switches using Fibre Channel protocol;

  . we or our customers may discover problems in the 2 gigabit FC/9000 that we may not be able to fix quickly and cost-effectively, if at all; and

  . other companies may produce products with similar or greater capabilities that may have more attractive pricing.

CONTINUING TO RESELL OUR FC/9000 THROUGH OUR EXISTING DISTRIBUTION CHANNELS COULD LIMIT OUR ABILITY TO INCREASE PRODUCT PROFITABILITY.

   We have historically sold the majority of our products through our direct sales force. In 2001, we had significant increases in our reseller channels. To expand our sales, particularly in the storage area network market, we sell certain of our products through indirect sales channels. We only recently be-gan marketing our products through these sales channels, and our success with our products through this channel will depend on the success of our resellers. If we are not successful in our efforts to sell to and through these indirect sales channels, our revenues and earnings may not grow as rapidly as those of our competitors who have established indirect sales channel relationships. In addition, if we have success in this channel, the decision of a large reseller to discontinue carrying our products could affect our revenues and earnings significantly.

A LARGE PORTION OF OUR FC/9000 SALES COME FROM INDIRECT CHANNELS. THE LOSS OF AN INDIRECT CHANNEL PARTNER COULD SIGNIFICANTLY AFFECT OUR REVENUE IN THIS PRODUCT.

   We sell most of our FC/9000's through large global resellers, most of whom sell our FC/9000 together with their storage devices as part of a storage area network implementation. If we were to lose any of these indirect channel part-ners, our sales of the FC/9000 could be significantly reduced.

WE RELY ON SOLE SOURCES OF SUPPLY FOR SOME KEY COMPONENTS OF OUR PRODUCTS. ANY DISRUPTION IN OUR RELATIONSHIPS WITH THESE SOURCES COULD INCREASE OUR PRODUCT COSTS AND REDUCE OUR ABILITY TO SUPPLY OUR PRODUCTS ON A TIMELY BASIS.

   We purchase microchips that are specifically designed for the FC/9000 and next generation products from sole sources. Since we anticipate that a signif-icant amount of our revenue growth will come from sales of our current and fu-ture generation FC/9000s, any circumstance that results in our inability to acquire microchips could have a material adverse effect on our revenue and earnings.

DUE TO THE NATURE OF OUR PRODUCTS, OUR LARGEST CUSTOMERS IN ANY GIVEN PERIOD MAY NOT CONTINUE THEIR LEVELS OF PURCHASES IN FUTURE PERIODS, AND, ACCORDINGLY, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE DO NOT DEVELOP SIGNIFICANT ADDITIONAL CUSTOMERS.

   Our twenty largest customers accounted for approximately 46% of our 2001 revenue. Because our products represent significant capital purchases by our customers, we generally do not expect that customers who make substantial pur-chases in any given fiscal period will continue to make comparable purchases in subsequent periods. Accordingly, if we do not replace these customers, our revenue may decrease significantly and quickly.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY CONTINUE TO DECLINE, WHICH MAY RESULT IN A REDUCTION IN OUR PROFITABILITY.

   We anticipate that as products in the storage area network market become more prevalent, the average unit price of our products may decrease in re-sponse to changes in product mix, competitive pricing pressures, the maturing life cycle of our products, new product introductions by us or our competitors or other factors. Also, sales through indirect reseller channels, which we ex-pect to grow as a percentage of our revenues, have lower gross margins than sales through direct sales channels. If we are not successful in our efforts to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions, as well as through increased sales of higher margin products, our profitability will decline significantly.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR SUCCESS, OUR REVENUE AND EARNINGS WOULD SUFFER IF WE WERE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

   Because our products rely on proprietary technology and will likely con-tinue to rely on technological advancements for market acceptance, we believe that the protection of our intellectual property rights is critical to the success of our business. To protect these rights, we rely on a combination of patent, copyright, trademark and trade secret laws. We also enter into confi-dentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our software, documenta-tion and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. It is difficult for us to monitor unauthorized uses of our products. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are un-able to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices. We may not be able to effectively compete against these compa-nies.

COMPETITION IN NETWORK MARKETS MAY LEAD TO REDUCED SALES OF OUR
PRODUCTS,REDUCED PROFITS AND REDUCED MARKET SHARE.

   The markets in which we sell products and services are highly competitive. Some of the companies with which we compete have substantially greater re-sources, greater name recognition and access to larger customer bases than we do. Our competitors may succeed in adapting more rapidly and effectively to changes in technology or the market. If we fail to compete effectively, it could materially adversely affect our revenue and earnings.

   In particular, the business of providing products and related services to the storage area network market is highly competitive. Our future growth is highly dependent on this business. Our primary competitors in the Fibre Chan-nel switch market are Brocade Communications and McDATA, both of which cur-rently sell more Fibre Channel switches than we do. The perception by some that these companies are early leaders in the storage area network market may materially adversely affect our ability to develop new customer relationships. Other companies are also providing Fibre Channel switches and other products in our markets, and their products could become more widely accepted than ours. In addition, a number of companies are developing, or have developed, Fibre Channel products other than switches, such as adapters or hubs, that compete with our products in some applications. These competitors may develop products that are more advanced than our products. To the extent that these companies have current supplier relationships with our potential customers, it will be more difficult for us to win business from these potential customers. If Fibre Channel technology gains wider market acceptance, it is likely that an increasing number of competitors will begin developing and marketing Fibre Channel products.

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

   Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addi-tion, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products and would increase our costs, reduce our revenue, harm our reputation and cause significant customer relations problems.

INDUSTRY STANDARDS AFFECTING OUR BUSINESS EVOLVE RAPIDLY, AND IF WE DO NOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR REVENUE AND EARNINGS WILL SUFFER.

   All components of a storage area network must comply with the same stan-dards in order to operate efficiently together. However, there are often vari-ous competing industry standards. We are not able to predict which industry standard will become predominant. Whether a standard becomes predominant is often due, in part, to the amount of support these standards receive from in-dustry leaders, which are generally larger and more influential than we are. Often, our products are not compatible with all industry standards. If an in-dustry standard with which our products are not compatible becomes predomi-nant, sales of our products will suffer or we may have to incur significant costs to adapt our products to new industry standards and to make our products adaptable to a wide range of standards.

THE LOSS OF THE SERVICES OF ANY OF OUR KEY PERSONNEL COULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND EARNINGS.

   Our success depends to a significant degree upon the continued contribu-tions of our key personnel in engineering, research, sales, marketing, finance and operations. We do not maintain key person life insurance on our key per-sonnel and do not have employment contracts with any of our key personnel. If we lose the services of any of our key personnel, it could have a negative im-pact on our business.

IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, RESEARCH, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER.

   We believe our future success also will depend in large part upon our abil-ity to attract and retain highly skilled managerial, engineering, research, sales, marketing, finance and operations personnel. Competition for profes-sionals in our industry is intense and increasing. We may not be able to at-tract and retain qualified personnel. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring re-quired personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be materially harm-ed. If our stock price declines or does not increase significantly or options in our company are not perceived as highly valuable, we may have difficulty in attracting and retaining qualified personnel, because a portion of our employ-ees' compensation is stock based.

OUR NON-COMPETITION AGREEMENTS WITH OUR EMPLOYEES MAY NOT BE ENFORCEABLE. IF ANY OF THESE EMPLOYEES LEAVES OUR COMPANY AND JOINS A COMPETITOR, OUR COMPETITOR COULD BENEFIT FROM THE EXPERTISE OUR FORMER EMPLOYEE GAINED WHILE WORKING FOR US.

   We currently have non-competition agreements with some of our employees. These agreements prohibit our employees, in the event they cease to work for us, from directly competing with us or working for our competitors. Under cur-rent U.S. law, we may not be able to enforce some of these non-competition agreements. If we are unable to enforce any of these agreements, our competi-tors that employ our former employees could benefit from the expertise our former employees gained while working for us.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

   We have experienced significant fluctuations in revenue and operating re-sults from quarter to quarter, and even during a quarter, as a result of a combination of factors. We expect these fluctuations to continue in future periods. Because we sell high-end products with relatively high costs for each product, our financial results for each quarter may be materially affected by the timing of particular orders, and the timing of significant events, like the terrorist events of September 11, 2001. We anticipate that our largest customers in one period may not be our largest customers in future periods. Numerous other factors that may cause our results of operations to vary significantly from quarter to quarter are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Financial Information.

MANY OF OUR SALES ARE MADE IN CONJUNCTION WITH SALES BY OTHER VENDORS OR RELATED PRODUCTS. IF OUR CUSTOMER'S RELATIONSHIP WITH THE VENDOR TERMINATES, OR OUR RELATIONSHIP WITH THE VENDOR TERMINATES, THE CUSTOMER MAY TERMINATE ITS RELATIONSHIP WITH US.

   We sell components of complicated network systems. Many vendors sell compo-nents, related to our products, that customers purchase when they purchase our products. If the relationship between the customer and the other vendor dete-riorates or terminates, or if the vendor's products are perceived as not being state-of-the-art or cost-effective, our relationship with that customer might be in jeopardy and may be terminated.

   In addition, a third-party vendor often is the prime contractor for sales of products and related services to our customers. The third-party vendor may choose to terminate its relationship with us, or otherwise choose not to bring us sales opportunities. If our relationships with these vendors terminate, we would lose those referral sales opportunities.

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

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD HARM OUR REVENUE AND EARNINGS.

   We derived approximately 41% of our 2001 revenue from customers located outside of the United States. We believe that our continued growth and profit-ability will require us to continue to penetrate international markets. If we are unable to successfully manage the difficulties associated with interna-tional operations and maintain and expand our international operations, our revenue and earnings could be substantially lower than we anticipate. These difficulties are heightened because we are in a highly technical industry and include:

  .  difficulties related to staffing for our highly technical industry;

  . licenses, tariffs, taxes and other trade barriers imposed on products such as ours;

  .  reduced or limited protections of intellectual property rights;

  . difficulties related to obtaining approvals for products from foreign governmental agencies that regulate networks; and

  . compliance with a wide variety of complex foreign laws and treaties relating to telecommunications and networking equipment.

   In addition, all of our manufacturing is currently performed in the United States. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to risks associ-ated with fluctuations in those foreign currencies.

                  RISKS RELATING TO OUR RELATIONSHIP WITH SPX

WE WILL BE CONTROLLED BY SPX SO LONG AS IT OWNS A MAJORITY OF THE VOTING POWER OF OUR COMMON STOCK, AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF ANY STOCKHOLDER VOTE DURING THAT TIME.

   SPX beneficially owns 100% of our outstanding Class A common stock and ap-proximately 89.5% of the total number of outstanding shares of our common stock. This represents about 97.7% of the combined voting power of all classes of our voting stock. Because of SPX's control of our company, investors will be unable to affect or change the management or the direction of our company. As a result, some investors may be unwilling to purchase our Class B common stock. If the demand for our Class B common stock is reduced because of SPX's control of our company, the price of our Class B common stock could be materi-ally depressed.

   Until SPX beneficially owns less than 50% of the combined voting power of our stock, SPX will be able to elect our entire board of directors and gener-ally to determine the outcome of all corporate actions requiring stockholder approval. As a result, SPX will be in a position to control all matters af-fecting our company, including decisions as to:

  .  our corporate direction and policies;

  .  the composition of our board of directors;

  .  future issuances of our common stock or other securities;

  .  our incurrence of debt;

  .  amendments to our certificate of incorporation and bylaws;

  .  payment of dividends on our common stock; and

  . acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control.

THE LIMITED VOTING RIGHTS OF OUR CLASS B COMMON STOCK COULD IMPACT ITS ATTRACTIVENESS TO INVESTORS AND ITS LIQUIDITY AND, AS A RESULT, ITS MARKET VALUE.

   The holders of our Class A and Class B common stock generally have identi-cal rights, except that holders of our Class A common stock are entitled to five votes per share and holders of our Class B common stock are entitled to one vote per share on all matters to be voted on by stockholders. We sold Class B common stock in our initial public offering. The difference in the voting rights of the Class A and Class B common stock could diminish the value of the Class B common stock to the extent that investors or any potential fu-ture purchasers of our Class B common stock ascribe value to the superior vot-ing rights of the Class A common stock. In addition, if SPX distributes our Class A common stock to its stockholders, the existence of two separate clas-ses of publicly traded common stock could result in less liquidity for either class of our common stock than if there were only one class of common stock and could result in the market price of our Class B common stock being lower than the market price of our Class A common stock.

WE MAY HAVE CONFLICTS WITH SPX WITH RESPECT TO OUR PAST AND ONGOING
RELATIONSHIPS.

   We may have conflicts with SPX in a number of areas relating to our past and ongoing relationships, including:

  .  SPX's ability to control our management and affairs;

  . the nature, quality and pricing of ongoing services that SPX has agreed to provide us;

  .  business opportunities that may be attractive to both SPX and us;

  . litigation, labor, tax, employee benefit and other matters arising from our no longer being a wholly owned subsidiary of SPX;

  .  the incurrence of debt and major business combinations by us; and

  . sales or distributions by SPX of all or any portion of its ownership interest in us.

   We may not be able to resolve these conflicts and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with an unaffiliated party. Our certificate of incorporation and by-laws do not contain any special provisions setting forth rules governing these potential conflicts.

THE AGREEMENTS BETWEEN SPX AND US WERE NOT MADE ON AN ARM'S-LENGTH BASIS, AND MAY NOT BE FAIR TO US.

   The contractual agreements we have with SPX for SPX to provide us with var-ious ongoing services were made in the context of an affiliated relationship and were negotiated in the overall context of our IPO. In addition, these agreements may be amended from time to time upon agreement between the parties and, as long as SPX is our controlling stockholder, it will have significant influence over our decision to agree to any amendments. As a result of SPX's control over us when these agreements were negotiated or when they may be amended, the prices and other terms under these agreements may be less favora-ble to us than what we could obtain in arm's-length negotiations with unaffil-iated third parties for similar services.

WE ARE SUBJECT TO RESTRICTIONS CONTAINED IN SPX'S CREDIT AGREEMENT.

   Under the terms of SPX's credit agreement, even after our initial public offering, we continue to be considered a subsidiary of SPX for as long as SPX holds more than 50% of the combined voting power of our common stock. As a re-sult, we continue to be subject to the covenants contained in SPX's credit agreement that restrict SPX and its subsidiaries, including covenants limiting acquisitions, issuances of stock and options, indebtedness, liens, sale of as-sets and capital expenditures. These covenants could restrict our ability to operate our business; moreover, we may have conflicts with SPX as to our abil-ity to take advantage of baskets and other provisions contained in the credit agreement which SPX may want to utilize for itself or its other subsidiaries.

WE LEND THE EXCESS CASH WE GENERATE ON A DAILY BASIS TO SPX. SPX'S ABILITY TO REPAY THESE AMOUNTS IS SUBJECT TO SPX'S FINANCIAL CONDITION

   As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts loaned under the agreement at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX's credit agreement. Amounts loaned un-der the loan agreement will be unsecured. Loans made prior to October 1, 2000, accrued interest quarterly at a rate of 8.5% and, loans made on or after Octo-ber 1, 2000, accrue interest quarterly at the weighted average rate of inter-est paid by SPX for revolving loans under its credit agreement for the prior quarter. SPX's ability to repay the amounts that we lend will be subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. SPX is more leveraged than we are and, be-cause it is in businesses that are different from ours, is subject to differ-ent risks. Many of its businesses, such as its automotive business, are cyclical and subject to pricing pressures and environmental risks. In the event that SPX files for bankruptcy protection, SPX's ability to repay the loans will be subject to bankruptcy laws as well as other applicable laws, and we cannot be certain that we would be able to re-cover amounts loaned to SPX. In addition, any amounts paid or repaid to us by SPX during the one-year period prior to any bankruptcy filing by SPX may be subject to recovery by SPX or a trustee in SPX's bankruptcy case as a prefer-ential payment.

A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF SPX OR OWN SPX STOCK.

   Five members of our board of directors are directors or executive officers of SPX and all of our directors were appointed by SPX. Our directors who are also directors or executive officers of SPX will have obligations to both com-panies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and SPX. In addition, a number of our directors, exec-utive officers and other employees own SPX stock and options on SPX stock that they acquired as employees of SPX. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and SPX. Our certificate of incorporation and bylaws do not have special pro-visions to deal with these potential conflicts and we intend to deal with con-flicts on a case-by-case basis.

WE ARE PART OF SPX'S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES. AS A RESULT, SPX'S ACTIONS MAY ADVERSELY AFFECT US.

   As long as SPX owns at least 80% of the combined vote and value of our cap-ital stock, we will be included in SPX's consolidated group for federal income tax purposes. Under a tax sharing agreement with SPX, we will pay SPX the amount of federal, state and local income taxes that we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not in-cluded in SPX's consolidated, unitary or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement, SPX will effectively control substantially all of our tax decisions. Under the tax sharing agreement, SPX will have sole authority to respond to and conduct all tax proceedings, including tax audits, relating to SPX's consolidated, unitary or combined income tax returns in which we are included. Moreover, even though we have a tax sharing agreement with SPX, federal law provides that each mem-ber of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent SPX or other members of SPX's consolidated group fail to make any federal income tax payments required of them by law, we could be lia-ble for the shortfall. Similar principles may apply for state or local income tax purposes

                  RISKS RELATING TO OUR CLASS B COMMON STOCK

THE MARKET PRICE OF OUR CLASS B COMMON STOCK MAY FLUCTUATE WIDELY AND RAPIDLY.

   In December 2001, the Board of Directors authorized the repurchase of up to $20 million our Class B common stock. The purchases will be made at manage-ment's discretion in the open market at prevailing prices, or in privately ne-gotiated transactions at then-prevailing prices. In February and through March 6, 2002, we repurchased a total of 151,000 Class B shares at a weighted aver-age price of $13.58 for a total of $2,050,790.

   The market price of our Class B common stock could fluctuate significantly as a result of:

  . changes in and failures to meet financial estimates and recommendations by securities analysts following our stock;

  . changes in business or regulatory conditions affecting companies in the networking industry;

  . introductions or announcements, by us or our competitors, of technological innovations or new products; and

   .  our share repurchases through our announced $20 million share buy-back.

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

THE ACTUAL OR POSSIBLE SALE OF OUR SHARES BY SPX, WHICH OWNS NEARLY 90% OF OUR OUTSTANDING SHARES, OR OPTION HOLDERS COULD DEPRESS OR REDUCE THE MARKET PRICE OF OUR CLASS B COMMON STOCK OR CAUSE OUR SHARES TO TRADE BELOW THE PRICES AT WHICH THEY WOULD OTHERWISE TRADE.

   The market price of our Class B common stock could drop as a result of sales by SPX of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our Class B common stock.

   SPX is not obligated to retain its shares of our Class A common stock and could dispose of its shares of our Class A common stock through a public of-fering, sales under Rule 144 of the Securities Act of 1933 or other transac-tions. Upon the sale, each share of Class A common stock will be converted into one share of Class B common stock. We have entered into a registration rights agreement with SPX that grants it registration rights to facilitate its sale of our shares in the market. In addition, as of March 15, 2002, there were outstanding options to acquire 7,156,400 shares of our Class B common stock. Subject to vesting restrictions, these options may be exercised and the underlying shares of our Class B common stock sold.

ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND THE DELAWARE GENERAL CORPORATION LAW MAY ADVERSELY AFFECT THE PRICE OF OUR CLASS B COMMON STOCK, OR DISCOURAGE THIRD PARTIES FROM MAKING A BID FOR US.

   Our certificate of incorporation and our bylaws and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our company, even if SPX were no longer our controlling stockholder. Our certificate of incorporation, our bylaws, and the various provisions of Delaware General Corporation Law may materially adversely affect the price of our Class B common stock, discourage third parties from making a bid for our company or reduce any premium paid to our stockholders for their Class B common stock. For example, our certificate of incorporation authorizes our board of directors to issue blank check preferred stock. The authorization of this preferred stock will enable us to create a poison pill and otherwise may make it more difficult for a third party to acquire control of us in a transaction not approved by our board. Our certificate of incorporation also provides for the division of our board of directors into three classes as nearly equal in size as possible with staggered three-year terms. This classi-fication of our board of directors could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from acquiring control of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash and cash equivalents with high credit quality issuers. We mitigate default risk by investing in only the saf-est and highest credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any in-vestment issuer, guarantor or depository. Our portfolio includes only market-able securities with active secondary or resale markets to ensure portfolio liquidity.

   In addition, we utilize a cash management program administered by SPX and have a demand note receivable from SPX. Interest accrued quarterly on this loan to SPX at 8.5% through October 1, 2000. After October 1, 2000, interest on the loan was adjusted quarterly and accrues at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. Interest at December 31, 2001 is 5.56% and the weighted average rate in 2001 was 7.26%. If the weighted average rate was to decrease by 1% point, the interest income earned in 2001 would have been lowered by approxi-mately .5 million. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, in-cluding its ability to borrow under its credit agreement or otherwise.

   We are exposed to foreign currency fluctuation relating to our foreign sub-sidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statements of Stockholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inrange Technologies Corporation:

   We have audited the accompanying consolidated balance sheets of Inrange Technologies Corporation (a Delaware corporation) and subsidiaries as of De-cember 31, 2001 and 2000, and the related consolidated statements of opera-tions, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opin-ion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally ac-cepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrange Technologies Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 1, 2002

                        INRANGE TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................. $ 17,029 $ 22,646
  Demand note from SPX Corporation...........................   42,175   60,956
  Accounts receivable, net...................................   70,912   79,988
  Inventories................................................   28,152   29,271
  Prepaid expenses and other.................................    3,179    5,209
  Deferred income taxes......................................    4,612    4,968
                                                              -------- --------
    Total current assets.....................................  166,059  203,038
PROPERTY, PLANT AND EQUIPMENT, net...........................   23,335   16,103
DEFERRED INCOME TAXES........................................    7,908       --
GOODWILL AND OTHER INTANGIBLES, net..........................   51,729   44,629
OTHER ASSETS, net............................................   38,561   37,288
                                                              -------- --------
    Total assets............................................. $287,592 $301,058
                                                              ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......................... $  1,167 $  4,438
  Accounts payable...........................................   29,527   23,541
  Accrued expenses...........................................   32,095   29,401
  Deferred revenue...........................................   11,934   10,923
                                                              -------- --------
    Total current liabilities................................   74,723   68,303
                                                              -------- --------
LONG-TERM DEBT...............................................       --    1,283
                                                              -------- --------
DEFERRED INCOME TAXES........................................       --      918
                                                              -------- --------
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000 shares
   authorized, none issued and outstanding...................       --       --
  Class A common stock, $0.01 par value, 150,000,000 shares
   authorized, 75,633,333 shares issued and outstanding..          756      756
  Class B common stock, $0.01 par value, 250,000,000 shares
   authorized, 8,855,000 shares issued and outstanding.......       89       89
  Additional paid-in capital.................................  151,478  133,946
  Retained earnings..........................................   59,878   95,155
  Accumulated other comprehensive income.....................      668      608
                                                              -------- --------
    Total stockholders' equity...............................  212,869  230,554
                                                              -------- --------
    Total liabilities and stockholders' equity............... $287,592 $301,058
                                                              ======== ========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                               Year Ended December 31,
                                         -------------------------------------
                                            2001         2000         1999
                                         -----------  -----------  -----------
REVENUE:
  Product revenue....................... $   199,637  $   194,200  $   166,556
  Service revenue.......................      61,214       39,446       34,066
                                         -----------  -----------  -----------
    Total revenue.......................     260,851      233,646      200,622
                                         -----------  -----------  -----------
COST OF REVENUE:
  Cost of product revenue...............     116,319       92,014       78,803
  Cost of service revenue...............      39,759       25,026       20,838
                                         -----------  -----------  -----------
    Total cost of revenue...............     156,078      117,040       99,641
                                         -----------  -----------  -----------
      Gross margin......................     104,773      116,606      100,981
                                         -----------  -----------  -----------
OPERATING EXPENSES:
  Research, development and
   engineering..........................      27,848       22,589       18,928
  Selling, general and administrative...      74,878       58,898       48,269
  Amortization of goodwill and other
   intangibles..........................       4,964        2,263        1,068
  Restructuring and special charges.....      11,390         (540)      10,587
  Asset impairment charges..............      16,057           --           --
  Write off of acquired in-process
   technology from Varcom acquisition             --       10,000           --
  Gain on sale of real estate...........          --           --       (2,829)
                                         -----------  -----------  -----------
      Operating expenses................     135,137       93,210       76,023
                                         -----------  -----------  -----------
OPERATING INCOME (LOSS).................     (30,364)      23,396       24,958
INTEREST (INCOME).......................      (4,358)      (1,759)         (28)
INTEREST EXPENSE........................         772        1,411          953
OTHER (INCOME) EXPENSE..................          98          (22)     (13,726)
                                         -----------  -----------  -----------
  Income (loss) before income taxes.....     (26,876)      23,766       37,759
INCOME TAXES............................      (9,131)       9,506       15,459
                                         -----------  -----------  -----------
NET INCOME (LOSS)....................... $   (17,745) $    14,260  $    22,300
                                         ===========  ===========  ===========
BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE:
  Basic and diluted earnings (loss) per
   common share......................... $    (0.21)  $      0.18  $      0.29
                                         ===========  ===========  ===========
  Shares used in computing basic
   earnings (loss) per common share.....  84,488,333   77,961,004   75,633,333
                                         ===========  ===========  ===========
  Shares used in computing diluted
   earnings (loss) per common share.....  84,488,333   78,674,645   75,633,333
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                          Net
                                                                         Equity    Accumulated
                                    Common Stock   Additional Retained     of         Other
                         Preferred ---------------  Paid-in   Earnings  Combined  Comprehensive
                           Stock   Class A Class B  Capital   (Deficit)  Units    Income (Loss)  Total
                         --------- ------- ------- ---------- --------- --------  ------------- --------
Balance at December 31,
 1998...................    $--     $756     $--    $ 18,216   $  (160) $54,499      $1,142     $ 74,453
                                                                                                --------
 Comprehensive Income:
 Net income (loss)......     --       --      --          --    24,978   (2,678)         --       22,300
 Other comprehensive
  income--
  Foreign currency
   translation..........     --       --      --          --        --       --        (261)        (261)
  Unrealized gain on
   investment, net of
   taxes................     --       --      --          --        --       --        (960)        (960)
                                                                                                --------
   Total comprehensive
    income..............                                                                          21,079
 Net change in
  intercompany accounts
  with Parent...........     --       --      --     (17,310)       --      276          --      (17,034)
 Transfer of Tautron to
  Inrange...............     --       --      --      (6,241)   57,608  (51,367)         --           --
                            ---     ----     ---    --------   -------  -------      ------     --------
Balance at December 31,
 1999...................     --      756      --      (5,335)   82,426      730         (79)      78,498
                                                                                                --------
 Comprehensive Income:
 Net income (loss)......     --       --      --          --    14,294      (34)         --       14,260
 Other comprehensive
  income--
  Foreign currency
   translation..........     --       --      --          --        --       --         687          687
                                                                                                --------
   Total comprehensive
    income..............                                                                          14,947
 Net change in
  intercompany accounts
  with Parent...........     --       --      --       8,297        --      112          --        8,409
 Transfer of a division
  of General Signal
  Limited to Inrange....     --       --      --       2,373    (1,565)    (808)         --           --
 Net proceeds from
  initial public
  offering..............     --       --      89     128,111        --       --          --      128,200
 Stock options issued to
  non-employees.........     --       --      --         500        --       --          --          500
                            ---     ----     ---    --------   -------  -------      ------     --------
Balance at December 31,
 2000...................     --      756      89     133,946    95,155       --         608      230,554
                                                                                                --------
 Comprehensive Loss:
 Net loss...............     --       --      --          --   (17,745)      --          --      (17,745)
 Other comprehensive
  income--
  Foreign currency
   translation               --       --      --          --        --       --          60           60
                                                                                                --------
   Total comprehensive
    loss................                                                                         (17,685)
 Non-cash deemed
  dividend..............     --       --      --      17,532   (17,532)      --          --           --
                            ---     ----     ---    --------   -------  -------      ------     --------
Balance at December 31,
 2001...................    $--     $756     $89    $151,478   $59,878  $    --      $  668     $212,869
                            ===     ====     ===    ========   =======  =======      ======     ========


        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2001      2000       1999
                                                  --------  ---------  --------
Cash Flow from (used in) Operating Activities:
 Net income (loss)..............................  $(17,745) $  14,260  $ 22,300
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation..................................     6,809      5,956     5,870
  Amortization of goodwill and other
   intangibles..................................     4,964      2,263     1,068
  Amortization of other assets..................    11,131      5,938     3,596
  Accretion of interest on seller notes.........       311        161        --
  Restructuring, special and asset impairment
   charges......................................    27,447       (540)   10,587
  Deferred income taxes.........................    (8,476)    (2,899)    4,646
  Write off of acquired in-process technology
   from Varcom acquisition......................        --     10,000        --
  Gain on sale of real estate...................        --         --    (2,829)
  Gain on sale of investment....................        --         --   (13,914)
 Changes in operating assets and liabilities,
  net of the effects of acquisitions:
  Accounts receivable...........................    13,820    (23,068)   (8,217)
  Inventories...................................     1,119      1,051    (5,310)
  Prepaid expenses and other current assets.....     2,287     (3,762)      191
  Accounts payable..............................     3,093      2,709     4,966
  Accrued expenses..............................    (4,300)    12,826       703
  Deferred revenue..............................       709       (673)    1,297
  Payments of special charges and disposition
   related accruals.............................    (4,429)      (865)  (11,636)
                                                  --------  ---------  --------
   Net cash from operating activities...........    36,740     23,357    13,318
                                                  --------  ---------  --------
Cash Flow from (used in) Investing Activities:
 Purchases of property, plant and equipment,
  net...........................................   (13,052)    (5,193)   (5,469)
 Cash paid for businesses acquired including
  transaction costs, net of cash acquired.......   (19,364)   (55,376)       --
 Net loan to SPX Corporation....................    18,781    (60,956)       --
 Proceeds from sale of real estate..............        --      5,233     6,358
 Net proceeds from sale of investment...........        --         --    14,735
 Capitalized software costs.....................    (9,408)    (6,693)   (5,097)
 Increase in demonstration equipment and other
  assets........................................    (6,753)    (6,051)   (3,677)
 Payment for product rights.....................    (7,756)    (2,863)   (3,120)
 Purchase of investment.........................        --     (3,000)       --
                                                  --------  ---------  --------
   Net cash from (used in) investing
    activities..................................   (37,552)  (134,899)    3,730
                                                  --------  ---------  --------
Cash Flow from (used in) Financing Activities:
 Net borrowings (payments) under lines of
  Credit........................................        --     (4,067)      376
 Proceeds from initial public offering, net.....        --    128,200        --
 Payments on long-term debt.....................    (4,865)       (64)   (1,567)
 Proceeds from (payments to) Parent.............        --      8,409   (17,034)
                                                  --------  ---------  --------
   Net cash from (used in) financing
    activities..................................    (4,865)   132,478   (18,225)
                                                  --------  ---------  --------
Effect of Foreign Currency Translation..........        60        687      (261)
                                                  --------  ---------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................    (5,617)    21,623    (1,438)
Cash and Cash Equivalents at Beginning of Year..    22,646      1,023     2,461
                                                  --------  ---------  --------
Cash and Cash Equivalents at End of Year........  $ 17,029  $  22,646  $  1,023
                                                  ========  =========  ========

        The accompanying notes are an integral part of these statements.

                       INRANGE TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except per share data)

1. Basis of Presentation:

   Inrange Technologies Corporation ("Inrange" or the "Company") designs, manufactures, markets and services switching and networking products for stor-age and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical.

   The Company is a majority-owned subsidiary of SPX Corporation ("SPX" or the "Parent"). The financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from SPX's historical financial statements. SPX provides certain services to the Company, including general management and administra-tive services for employee benefit programs, insurance, legal, treasury and tax compliance. SPX charges for these services and such costs are reflected in the consolidated statements of operations (see Note 4).

   The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

   In September 2000, the Company completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share and received net proceeds of $128,200. The proceeds were used to repay borrowings of $54,929 from SPX to fund certain acquisitions in the second and third quarters of 2000 and accrued interest thereon of $777. The remaining proceeds are being used for general corporate purposes. However, pending use of the proceeds, the Com-pany invested $15,000 in a money market account and the remaining net proceeds were loaned to SPX under a demand note (see Note 4).

   The Parent uses a centralized cash management system for all of its domes-tic operations, including those of the Company. The net amount of daily cash transactions is transferred to the Parent and other intercompany transactions between the Parent and the Company through the initial public offering were recorded as a component of equity of the Company. Thereafter, these transac-tions are reflected as an increase or decrease in the demand note due from SPX (see Note 4).

2. Significant Accounting Policies:

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with ac-counting principles generally accepted in the United States requires manage-ment to make estimates and assumptions that affect the reported amounts of as-sets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


 Cash and Cash Equivalents

   The Company considers highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist principally of cash deposited in money market accounts of $13,136 and $12,637 at December 31, 2001 and 2000, respectively.

 Investment

   In connection with the purchase of product rights (see Note 8), the Company obtained warrants to purchase 750,000 shares of common stock of a publicly traded company. The Company accounted for the investment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considered the investment securities to be available for sale and, accordingly, unrealized holding gains or losses associated with the investments were presented as a separate component of stockholders' equity, net of tax. The investment was sold in 1999 at a gain (see Note 15).

 Inventories

   Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Major additions or im-provements are capitalized, while repairs and maintenance are charged to ex-pense. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to 10 years for machinery, equipment and furniture to 40 years for the building. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease.

 Goodwill

   Goodwill represents the excess of the costs over the net tangible and iden-tifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over periods ranging from 10 to 20 years, the estimated future period to be benefited. Goodwill was $63,886 and $51,798 at December 31, 2001 and 2000, respectively, and accumulated amortization was $19,534 and $15,524 (see Note 5).

 Software Development Costs

   Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of revenue. Management performs a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capi-talized amounts are written off.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


 Long-lived assets

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets including goodwill and other intangi-bles used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recog-nized to the extent that the fair value is less than the carrying value. In 2001, 2000 and 1999, management evaluated the Company's asset base under the guidelines established by SFAS No. 121 and believes that no impairment has oc-curred other than the items discussed in Note 5.

 Income Taxes

   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and lia-bilities. Deferred tax assets or liabilities at the end of each period are de-termined using the tax rate expected to be in effect when taxes are actually paid or recovered.

 Revenue Recognition

   The Company recognizes revenue upon shipment of products with standard con-figurations. Revenue from products with other than standard configurations is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. Amounts billed for shipping and handling are included in revenue and the related costs are included in cost of revenue. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Revenue from service obligations as-sociated with maintenance contracts is deferred and recognized on a straight-line basis over the terms of the contracts. Other service revenue is recog-nized when the service is provided.

   The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts re-ceivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. Recently, one of the Company's customers filed for bankruptcy. While the specifics are being determined, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. No single customer in 2001, 2000 and 1999 represented greater than 10% of total revenue or accounts receivable.

 Foreign Currency Translation

   All assets and liabilities of the Company's foreign subsidiaries are trans-lated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the period. The re-sulting translation adjustments are recorded as a component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctua-tions on transactions denominated in a currency other than the functional cur-rency are included in the results of operations as incurred. Transaction (gains) losses were ($25), $217 and $134 in 2001, 2000 and 1999, respectively, and are included in other (income) expense in the accompanying consolidated statements of operations.

 Post-employment Benefits Other than Pensions

   The Parent provides certain severance benefits to former or inactive em-ployees during the period following employment but before retirement, includ-ing the employees of the Company. The Parent accrues the costs of

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

such benefits over the expected service lives of the employees in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Severance benefits resulting from actions not in the ordinary course of business are accrued when those actions occur. The Parent has not allocated any of the costs of the post-employment benefits other than pensions to the Company. Management believes that an allocation of the costs would not result in a material charge to the consolidated statements of operations and would not be material to the consolidated balance sheets.

 Earnings per Common Share

   The Company has presented earnings per common share under SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net in-come (loss) by the weighted average number of shares of common stock outstand-ing during the period while diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. The shares used in the computation of earnings per common share retroactively re-flect the recapitalization discussed in Note 12. Diluted earnings per share in 2000 reflects the effect of outstanding stock options, which increased the weighted average shares used in the basic calculation by 713,641. At December 31, 2001, there were outstanding options to purchase 7,177,550 shares of class B common stock at prices ranging from $4.35 to $36.88 per share. These stock options were not included in the loss per share calculation for the year ended December 31, 2001 as the impact would be antidilutive. There were no dilutive securities outstanding in 1999.

 Supplemental Cash Flow Disclosure

   The Company paid income taxes of $5,214, $12,357 and $12,445 in 2001, 2000 and 1999, respectively. The Company paid interest of $636, $1,411 and $953 in 2001, 2000 and 1999, respectively.

 Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the ac-counting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combina-tions and further clarifies the criteria to recognize intangible assets sepa-rately from goodwill. The Company adopted this statement in July 2001 and has used the purchase method to account for all business combinations. The re-quirement of SFAS 141 is effective for any business combination that is com-pleted after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment an-nually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in the fis-cal year beginning after December 15, 2001.

   The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. All of the Company's other purchased intangible assets have been separately identified and recognized in the consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Based

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

on historical purchase price allocations or preliminary allocations for business combinations completed prior to July 1, 2001, management estimates that the cessation of goodwill amortization will increase operating income by approximately $4,290 on an annualized basis when the accounting pronouncements are adopted by the Company.

   In order to complete the transitional assessment of goodwill and non-amor-tizing intangible assets impairment, the Company will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indica-tion exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired, and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a man-ner similar to purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be completed no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of the date of adoption, the Company has net unamortized goodwill and non-amortizing intangible assets in the amounts of $44,311 and $902, respectively. The Company has not yet determined what the effect of the impairment tests will be on the Company's consolidated financial position, cash flows and results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retire-ment Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations as-sociated with the retirement of tangible long-lived assets and retirement of assets. Management does not expect that the adoption of SFAS No. 143 will have a significant impact on the consolidated financial position and results of op-erations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impair-ment or Disposal of Long-Lived Assets," which establishes a single accounting model based on the framework established in SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Re-porting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the year ending December 31, 2002, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a sig-nificant impact on the consolidated financial position and results of opera-tions.

3. Acquisitions:

   In January 2001, the Company completed the acquisition of Prevail Technol-ogy ("Prevail"). Prevail, located in Waltham, Massachusetts, provides profes-sional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. In May 2001, the Company completed the acquisition of Onex, Incorporated ("Onex"). Onex, lo-cated in Indianapolis, Indiana, is a technology consulting company that de-signs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, the Company com-pleted the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enter-prise network infrastructures.

   These acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consoli-dated results of the Company since the respective acquisition dates

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

through December 31, 2001. The aggregate purchase price of these acquisitions was $20,048, $5,731 of which was allocated to net tangible assets and the remaining $14,317 was attributed to goodwill and other intangibles. The net cash paid for the acquisitions completed in 2001 was $19,364. This amount includes additional payments to sellers in 2001 of $1,304 and excludes $47 of acquired cash. Goodwill related to the acquisition of Onex and Prevail is being amortized over the estimated useful lives of ten years. Goodwill totaling $3,000 related to the eB Networks acquisition is not being amortized pursuant to the Company's adoption of SFAS 142. The purchase price allocation was based on preliminary estimates using currently available information and certain assumptions that we deem appropriate. Management does not believe that changes to these estimates will be material.

   A summary of the allocation of purchase price to the net assets acquired in 2001 is as follows with a comparison to 2000 totals:

                                                        eB     2001     2000
                                    Prevail  Onex    Networks  Total    Total
                                    ------- -------  -------- -------  -------
Purchase price--
  Cash paid for acquisition
   including transaction costs..... $3,010  $10,232   $4,865  $18,107  $55,416
  Purchase price adjustment due to
   seller..........................     --       --       --       --    1,615
  Due to seller....................    200    1,200      541    1,941    3,945
                                    ------  -------   ------  -------  -------
                                    $3,210  $11,432   $5,406  $20,048  $60,976
                                    ======  =======   ======  =======  =======
Purchase price allocation--
  Cash............................. $   35  $    12   $   --  $    47  $    40
  Accounts receivable, net.........    717    2,091    1,936    4,744    5,883
  Inventories......................     --       --       --       --    2,698
  Prepaid expenses and other.......     39      134       16      189      133
  Property, plant and equipment,
   net.............................    157      686      948    1,791    6,774
  Purchased research and
   development.....................     --       --       --       --   10,000
  Identifiable intangibles.........     --       --       --       --    8,750
  Other assets.....................     23       --       45       68       --
  Goodwill.........................  2,239    9,078    3,000   14,317   30,432
  Accounts payable.................     --     (249)      --     (249)    (374)
  Accrued expenses.................     --      (75)    (482)    (557)  (2,165)
  Deferred revenue.................     --     (245)     (57)    (302)  (1,195)
                                    ------  -------   ------  -------  -------
                                    $3,210  $11,432   $5,406  $20,048  $60,976
                                    ======  =======   ======  =======  =======

   In June 2000, the Company acquired two distribution businesses (TCS and STI) for an aggregate purchase price of approximately $6,400. The Company paid $4,100 at closing and additional amounts of approximately $1,600 and $700, re-spectively, are payable after the first and second years from the closing of the acquisitions based upon the achievement of certain sales targets. The first installment of $1,600 was paid in November 2001. If the future sales targets are met, the second payment will be made in 2002 and additional good-will will be recorded.

   In August 2000, the Company completed the acquisitions of the net assets of Varcom Corporation (Varcom) and Computerm Corporation (Computerm). Varcom is located in Fairfax, Virginia and provides network management hardware, soft-ware and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25,000, which includes a non-interest bearing seller

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

note of $1,500 due in August 2002. The purchase price of Computerm was $30,000, which included a non-interest bearing seller note of $3,000 that was paid in August 2001. The Computerm acquisition agreement contained a purchase price adjustment mechanism based on a net asset target of $10,661 as of the closing date of the acquisition. The purchase price adjustment was settled in 2001 for $15.

   The allocation of the purchase price to identifiable intangible assets, ac-quired in-process technology and goodwill, has been determined by management based on an analysis of factors such as historical operating results, dis-counts of cash flow projections and specific evaluations of products, custom-ers and other information.

   As of the acquisition date, Varcom had in-process technology projects that had not reached technological feasibility and did not have any alternative fu-ture uses. A value of $10,000 was assigned to these in-process technology pro-jects. This value excluded the efforts to be expended on the development pro-jects and solely reflected progress made as of the acquisition date. The in-process technology projects were for the development of two new products. Based on an assessment of factors including time spent on the project compared to total expected project time and expenses incurred to date compared to total project expenses, management estimated that the projects were 77% and 48% com-plete, respectively. The total cost incurred for these projects was approxi-mately $4,000 as of the acquisition date. Total expected costs to complete these projects was approximately $1,500. In accordance with SFAS No. 2, "Ac-counting for Research and Development Costs," as clarified by FASB Interpreta-tion No. 4, amounts assigned to acquired in-process technology meeting the above criteria were charged to expenses as part of the allocation of the pur-chase price of the acquisition.

   Subsequent to the Varcom acquisition, sales and operating profit from the Varcom products have not met the projections that were originally used to de-termine the purchase price for the business. As a result of these factors, management reviewed the goodwill from the Varcom acquisition for impairment. The Company measured impairment based on the fair value of the Varcom busi-ness, which was based on an analysis that considered the discounted cash flows from the Varcom product line and the value of the Varcom business based on ac-quisitions of similar companies. For purposes of determining future discounted cash flows from the Varcom product lines, the Company used historical results and current projections. These projected cash flows were then discounted at a rate corresponding to the Company's estimated cost of capital, as adjusted for the risk premium related to the specific Varcom products. For the year ended December 31, 2001, the Company recorded an impairment charge of $5,000 related to the goodwill recorded in connection with the Varcom acquisition (see Note
5). The remaining goodwill of $5,390 was being amortized through December 31, 2001 and will be accounted for in the future in accordance with SFAS No. 142 (see Note 2).

   Management anticipates that successful completion of the in-process tech-nology projects will allow for the ongoing enhancement of product offerings. There are risks associated with the projects that may prevent them from becom-ing viable products that result in revenues. These risks include, but are not limited to, the successful development of the underlying technology and the ability to market these products.

   The other identified intangibles recorded in purchase accounting consist of developed technology, customer lists and assembled workforce. These intangible assets are being amortized over five to 12 years based on the estimated useful lives. As of December 31, 2001, the gross value of the other identified intan-gibles and accumulated amortization was $8,750 and $1,353 respectively. Good-will is being amortized over 10 to 20 years (see Note 2). Amortization of goodwill and other intangible assets was $4,964, $2,263 and $1,068 in 2001, 2000 and 1999, respectively.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


   The following unaudited pro forma information presents the results of the Company's operations for the years ended December 31, 2001 and 2000 as though each of the acquisitions had been completed as of January 1, 2000:

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Total revenue............................................ $277,737  $286,012
                                                             ========  ========
   Net income (loss)........................................ $(19,436) $ 11,554
                                                             ========  ========
   Basic and diluted net income (loss) per common share..... $  (0.23) $   0.15
                                                             ========  ========

   The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the ac-quisitions been completed as of January 1, 2000 or the results that may occur in the future.

4. Transactions with SPX:

   There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit pro-grams, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The consolidated fi-nancial statements reflect allocated charges from SPX for these services of $200, $100 and $85 for 2001, 2000 and 1999, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs in-curred by SPX on behalf of the Company are charged to the Company. The direct costs were $8,173, $7,457 and $6,059 for 2001, 2000 and 1999, respectively.

   Advances and other intercompany accounts between the Company and SPX through the date the Company completed its initial public offering have been recorded as a component of additional-paid in capital in the accompanying con-solidated balance sheet. Advances and other intercompany charges after such date are recorded as a reduction of the demand note due from SPX. As of Decem-ber 31, 2001 and 2000, the demand note from SPX was $42,175 and $60,956, re-spectively. The demand note bears interest at the average rate of the SPX credit facilities and the interest is recorded on a monthly basis as interest income. The interest rate was 5.56% at December 31, 2001. The accompanying consolidated statements of operations for 2001 and 2000 include interest in-come of $3,762 and $1,292, respectively, relating to interest income from the demand note from SPX.

5. Restructuring, Special Charges and Asset Impairment Charges:

   The Company recorded restructuring, special charges and asset impairment charges of $27,447, $(540) and $10,587 in 2001, 2000 and 1999, respectively, for restructuring initiatives and asset impairments. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets and es-timated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve ef-ficiency.

   In the second quarter of 2001, the Company announced a restructuring ini-tiative and its exit from the telecommunications business. As a result, the Company recorded charges of $12,931. The charges include

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

severance, lease abandonment costs, asset impairments and inventory write-offs. The charges for inventory write-offs of $4,904 are recorded as compo-nents of cost of sales. Asset impairment charges of $4,773 related to asset write-downs associated with discontinued product lines and remaining charges of $3,254 are included as special charges in the accompanying consolidated statements of operations. The $3,254 of special charges includes $2,602 for a reduction in headcount of approximately 77 employees in selected non-strategic product areas and $652 associated with existing obligations related to discon-tinued product lines. The majority of the severance and other payments associ-ated with this initiative were made in 2001.

   In the third quarter of 2001, the Company recorded a special charge of $2,700 related to the write down of a strategic investment made in a supplier.

   In the fourth quarter of 2001, the Company announced a restructuring ini-tiative resulting in charges of $16,720. The charges include severance, asset impairments and amounts related to the settlement of contractual obligations. Asset impairment charges of $8,120 related to the impairment of goodwill from an acquisition completed in 2000 (see Note 3) and asset write-downs associated with discontinued product lines. Charges totaling $5,219 were recorded in con-nection with a contractual settlement on a discontinued product and charges of $3,381 relate to reduction in headcount of approximately 123 employees in se-lected non-strategic product areas.

   In June 2000, the Company issued options to purchase shares of Class B com-mon stock to directors and employees of SPX (see Note 19). In connection with these outstanding options, the Company recorded a special charge of $500 to the consolidated statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis.

   Also in 2000, the Company revised its estimates of the remaining 1999 re-structuring costs expected to be incurred, resulting in the reversal of $190 of disposition related accruals. Disposition related accruals of $60 remain from the 1999 restructuring activities at December 31, 2001 and are expected to be paid in 2002.

   In the first quarter of 1999, the Company announced restructuring initiatives. These actions included consolidation of all general and adminis-trative functions into one location and reductions in sales, marketing and en-gineering headcount in selected non-strategic product areas. The Company re-corded charges of $5,800 for cash severance payments to approximately 215 hourly and salaried employees, $1,765 for field sales and service office clo-sures (including cash holding costs of $765 and non-cash property write-downs of $1,000) and $2,122 for product line discontinuance.

   Also in 1999, the Company entered into a lease agreement for a new facility into which operations were further consolidated. In connection therewith, the Company recorded a charge of $900, which covered the remaining payments for the existing leases from the abandonment date through the expiration of the lease. In November 2000, an agreement was entered into with the landlord to settle the remaining lease obligations for $200. In 2000, the Company reduced the restructuring charges and disposition related accruals by $1,040 to re-flect this settlement and revised estimates for the remaining abandoned costs to be incurred.

6. Inventories:

                                                                  December 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
   Raw materials................................................ $13,489 $14,743
   Work-in-process..............................................     708   1,984
   Finished goods...............................................  13,955  12,544
                                                                 ------- -------
     Total inventories.......................................... $28,152 $29,271
                                                                 ======= =======

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


7. Property, Plant and Equipment:

                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Land..................................................... $    200  $    200
   Building.................................................    2,543     3,343
   Leasehold and building improvements......................    2,327     2,242
   Machinery, equipment and furniture.......................   56,423    44,387
                                                             --------  --------
                                                               61,493    50,172
   Accumulated depreciation and amortization................  (38,158)  (34,069)
                                                             --------  --------
   Net property, plant and equipment........................ $ 23,335  $ 16,103
                                                             ========  ========

   Depreciation and amortization expense was $6,809, $5,956 and $5,870 in 2001, 2000 and 1999, respectively.

8. Other Assets:

                                                               December 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
   Capitalized software...................................... $18,419  $17,218
   Demonstration equipment...................................  20,781   18,412
   Product rights............................................  15,370    9,053
   Investment................................................     300    3,250
   Other.....................................................     560      539
                                                              -------  -------
     Total other assets......................................  55,430   48,472
   Accumulated amortization--
   Capitalized software......................................  (5,807)  (5,045)
   Demonstration equipment...................................  (8,453)  (5,592)
   Product rights............................................  (2,609)    (547)
                                                              -------  -------
     Net other assets........................................ $38,561  $37,288
                                                              =======  =======

   The Company capitalized $9,408, $6,693 and $5,097 in 2001, 2000 and 1999,
respectively, of software development costs (see Note 2). Amortization expense was $3,637, $2,965 and $2,291 in 2001, 2000 and 1999, respectively. In 2001 and 1999, the Company wrote-off $5,332 and $1,422 of net capitalized software costs, respectively, in connection with the discontinuance of certain product lines (see Note 5).

   Demonstration equipment represents equipment at customer locations for dem-onstration purposes and is amortized on a straight-line basis over a period not to exceed three years. In connection with asset impairment charges re-corded in 2001 (see Note 5), the Company wrote off $1,544, which was the net book value of certain demonstration equipment related to discontinued product lines.

   Product rights represent technology licenses and pre-paid royalties for two product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

   In connection with asset impairment charges recorded in 2001 (see Note 5), the Company wrote down the value of investments made in two strategic partners by $2,950 based on current estimates of fair market value.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


9. Accrued Expenses:

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Payroll and other compensation.............................. $ 7,231 $ 7,392
   Accrued income taxes........................................   5,123   5,359
   Accrued commissions.........................................   2,812   3,195
   Other accrued expenses......................................   9,054  13,164
   Special charges and disposition related accruals............   7,875     291
                                                                ------- -------
     Total accrued expenses.................................... $32,095 $29,401
                                                                ======= =======

10. Valuation Accounts and Disposition-Related Accruals:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      2001     2000      1999
                                                     -------  -------  --------
   Allowance for doubtful accounts:
   Balance at beginning of year..................... $ 2,013  $ 1,270  $  1,147
   Provision........................................   1,882      943     1,822
   Acquisitions (Note 3)............................      12       82        --
   Charges..........................................  (1,236)    (282)   (1,699)
                                                     -------  -------  --------
     Balance at end of year......................... $ 2,671  $ 2,013  $  1,270
                                                     =======  =======  ========
   Disposition-related accruals:
   Balance at beginning of year..................... $   291  $ 2,196  $  5,667
   Provision........................................  12,013   (1,040)    8,165
   Charges..........................................  (4,429)    (865)  (11,636)
                                                     -------  -------  --------
     Balance at end of year......................... $ 7,875  $   291  $  2,196
                                                     =======  =======  ========

11. Debt:

   Short-term borrowings and long-term debt consist of the following:

                                                             December 31,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
   Seller notes, net of unamortized discount of $83 and
    $394, respectively..................................... $ 1,167  $ 4,106
   Seller note for working capital adjustment (Note 3).....      --    1,615
                                                            -------  -------
                                                              1,167    5,721
   Less--Current portion of long-term debt.................  (1,167)  (4,438)
                                                            -------  -------
   Long term debt.......................................... $    --  $ 1,283
                                                            =======  =======

   In connection with the acquisitions of Computerm and Varcom in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to the sellers of Varcom is $1,250 and is due in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at 10% and imputed interest expense was $311 and $161 for 2001 and 2000, respectively.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


   Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200. There were no outstanding balances as of December 31, 2001 or 2000. The weighted average in-terest rate on borrowings under the foreign lines of credit was 5.63% for 2000. There were no borrowings during 2001. The lines of credit are guaranteed by SPX.

12. Capital Stock:

   On June 29, 2000, a recapitalization was completed whereby the Company au-thorized 20,000,000 shares of $0.01 par value preferred stock, 150,000,000 shares of $0.01 par value Class A common stock and 250,000,000 shares of $0.01 par value Class B common stock. The 1,000 outstanding shares of $0.01 par value common stock held by the Parent were converted into an aggregate of 75,633,333 shares of Class A common stock. All references to shares outstand-ing have been retroactively adjusted for this conversion.

   The terms of the preferred stock are to be established by the board of di-rectors, and any or all series of preferred stock could have preferences over the common stock with respect to voting and conversion rights, dividends and other distributions and upon liquidation.

   The Class A common stock and Class B common stock are identical except that the holders of Class A common stock are entitled to five votes for each share held while the holders of the Class B common stock are entitled to one vote for each share held. The Class A common stock is convertible into Class B com-mon stock upon the occurrence of certain events.

   On September 27, 2000, the Company completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share. The Company re-ceived net proceeds of $128,200.

   In December 2001, the Board of Directors authorized the repurchase of up to $20,000 of Class B common stock. The purchases will be made at management's discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. In February and through March 6, 2002, the Company repurchased a total of 151,000 Class B shares at a weighted aver-age price of $13.58 per share for a total of $2,051.

13. Stockholders' Equity:

   On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. During the third and fourth quarters of 2000, the Company recorded charges to the consolidated statements of operations to reflect the fair value of these op-tions as measured on a rolling quarterly basis. In connection with the issu-ance of Financial Accounting Standards Board's Interpretation No. 44, "Ac-counting for Certain Transactions Involving Stock Compensation: An Interpreta-tion of APB Opinion No. 25," (FIN 44) and interpretations thereof, the ac-counting for options granted to parent company employees has been modified. Under interpretations outlined in Emerging Issue Task Force Issue 00-23, the Company is no longer required to record a charge for the options granted to Parent company employees, and such options should be treated as a dividend to the Parent. On January 1, 2001, the Company recorded a non-cash "deemed divi-dend" of $17,532, which represents the value of the previously granted options at that date as measured by the Black-Scholes option pricing model.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


14. Income Taxes:

   The Company has been included in the consolidated federal income tax return of the Parent. Under the terms of the tax sharing agreement with the Parent, income taxes are determined as if the Company were a separate taxpayer.

   For financial reporting purposes, income (loss) before income taxes include the following components:

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2001      2000    1999
                                                     ---------  ------- -------
   Income (loss) before income taxes:
     United States.................................. $ (34,363) $18,049 $35,666
     Foreign........................................     7,487    5,717   2,093
                                                     ---------  ------- -------
                                                     $(26,876)  $23,766 $37,759
                                                     =========  ======= =======

   The provision (benefit) for income taxes consists of the following:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Current provision (benefit):
     Federal......................................... $(5,332) $ 8,189  $ 7,631
     Foreign.........................................   3,275    2,441      876
     State and local.................................   1,402    1,775    2,306
                                                      -------  -------  -------
                                                         (655)  12,405   10,813
                                                      -------  -------  -------
   Deferred provision (benefit):
     Federal.........................................  (7,128)  (2,427)   3,808
     State and local.................................  (1,348)    (472)     838
                                                      -------  -------  -------
                                                       (8,476)  (2,899)   4,646
                                                      -------  -------  -------
       Total......................................... $(9,131) $ 9,506  $15,459
                                                      =======  =======  =======

   Components of the effective income tax rate are as follows:

                                                             Year Ended
                                                            December 31,
                                                          -------------------
                                                          2001    2000   1999
                                                          -----   -----  ----
   Tax at U.S. federal statutory rate.................... (35.0)%  35.0% 35.0%
   State and local income taxes, net of U.S. federal
    benefit..............................................  (1.6)    3.6   5.4
   Goodwill..............................................   1.7     1.9   1.1
   Foreign Sales Corporation.............................  (2.3)  (1. 3) (3.1)
   Foreign taxes.........................................   2.1     1.6   2.3
   Other.................................................   1.1    (0.8)  0.2
                                                          -----   -----  ----
                                                          (34.0)%  40.0% 40.9%
                                                          =====   =====  ====

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of de-ferred income tax assets and liabilities are as follows:

                                                                  December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
   Deferred tax assets:
     Inventories................................................ $ 2,381 $3,002
     Purchased intangibles......................................   5,892  4,125
     Property, plant and equipment .............................   2,308     --
     Warranty accrual...........................................     517    451
     Bad debt reserve...........................................     770    781
     Special charges and disposition accruals...................   4,499    115
     Other......................................................   2,329  1,218
                                                                 ------- ------
       Total deferred tax assets................................  18,696  9,692
                                                                 ------- ------
   Deferred tax liabilities:
     Property, plant and equipment..............................      --    781
     Capitalized software.......................................   6,176  4,861
                                                                 ------- ------
       Total deferred tax liabilities...........................   6,176  5,642
                                                                 ------- ------
     Net deferred tax assets.................................... $12,520 $4,050
                                                                 ======= ======

   Undistributed earnings of the Company's foreign subsidiaries of $10,169 at December 31, 2001 are considered to be indefinitely reinvested and, according-ly, no provision for U.S. federal and state income taxes or foreign withhold-ing taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized de-ferred U.S. income tax liability is not practicable.

   Tax provisions are settled through the intercompany account and SPX made payments and received refunds on behalf of the Company. In the fourth quarter of 2000, the income tax accounts through the date of the initial public offer-ing were settled with SPX resulting in a reduction of additional paid-in capi-tal.

   In the fourth quarter of 2001, the Company changed its effective rate for the year ended December 31, 2001 from 40% to 34%. This change was made to re-flect the fact that the income derived from the foreign subsidiaries is taxed at rates higher than the domestic statutory rates and the inability of the Company to use certain domestic losses for state tax purposes. The effect of this change was to decrease the benefit recorded in the fourth quarter by $750 for the tax impact from the benefits recorded in the prior quarters of 2001.

15. Gain on Investment:

   In 1999, the Company exercised warrants held in a publicly traded company and the common stock received upon exercise was sold resulting in a gain of $13,914. This gain is included in other (income) expense in the accompanying 1999 consolidated statement of operations.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)


16. Commitments and Contingencies:


   The Company has various operating lease agreements for facilities and equipment that expire at various times through 2011. The lease agreements gen-erally contain renewal options. The future minimum rental payments under leases with remaining noncancellable terms in excess of one year are:

      Year Ending December 31,
      ------------------------
      2002............................................................ $ 2,988
      2003............................................................   3,067
      2004............................................................   2,503
      2005............................................................   2,296
      2006............................................................   2,211
      2007 and thereafter.............................................  13,339
                                                                       -------
                                                                       $26,404
                                                                       =======

   Rent expense was $3,087, $3,035 and $3,104 in 2001, 2000 and 1999, respec-
tively.

   There are contingent liabilities for lawsuits and various other matters oc-curring in the ordinary course of business. Management believes, after consul-tation with legal counsel, that none of these contingencies will materially impact the Company's financial condition or results of operations.

   During the second quarter of 2001, we filed a breach of contract lawsuit against a customer following that customer's refusal to pay us for approxi-mately $5,000 of equipment. It is too early in the proceeding to form a defin-itive opinion concerning the ultimate outcome, but the Company believes that the amount is collectible.

   A shareholder class action was filed against the Company and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by the Company's alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in the Company's ini-tial public offering (IPO), is identical to hundreds of shareholder class ac-tions pending in this Court in connection with other recent initial public of-ferings and generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters com-bined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in Company's stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for the Company's shares) and dissemination of misleading mar-ket analysis on the Company's prospects; and (b) that the Company violated federal securities laws by not disclosing these underwriter arrangements in its prospectus. However, the defense has been tendered to the carriers of the Company's director and officer liability insurance, and a request for indemni-fication has been made to the various underwriters in the IPO. Management be-lieves, after consultation with legal counsel, that none of these contingen-cies will materially impact the Company's financial condition or results of operations

17. Employee Retirement Plans:

   As discussed in Note 4, the Company participates in certain of the Parent's employee benefit plans which cover substantially all employees. The employee benefit plans consist of a cash balance plan and a 401(k) plan through April 2001. The Company's expense for the plans through the Parent was $1,680, $3,417 and $4,485 in 2001, 2000 and 1999, respectively.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

   In May 2001, the Company established the Inrange Technologies Corporation Savings and Stock Ownership Plan ("SSOP"). The SSOP is a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible em-ployees may contribute up to 17% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contribu-tions by the Company in shares of Class B common stock. The Company contribu-tion for the period from inception through December 31, 2001 was 100% of the first 4% of employee salaries contributed and 50% of the next 2% of employee salaries contributed. Company contributions were made in shares of Company Class B common stock purchased in the open market in 2001 and totaled $2,466. At the time the SSOP was established, all account balances of Inrange employ-ees maintained in SPX sponsored plans were transferred to the SSOP.

   In 2000, The Company established the Inrange Technologies Corporation Em-ployee Stock Purchase Plan (the "ESPP"). The ESPP permits employees to pur-chase Company Class B common stock at 85% of the average market price on the last day of the applicable monthly period. Employees pay for their stock pur-chases through payroll deductions of up to ten percent of their annual salary. All Company employees are eligible to participate in the ESPP once they have met the employment requirements as specified in the ESPP. During 2001 and 2000, 125,892 and 8,479 shares, respectively, were purchased by employees through the ESPP and were acquired through transactions in the open market.

18. Financial Instruments:

 Fair Value of Financial Instruments

   The carrying amount of the demand note from SPX, accounts receivable, ac-counts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of these instru-ments and the market interest rate on the demand note.

   The fair value of the Company's debt instruments, based on borrowing rates available to the Company at December 31, 2001 and 2000 for similar debt, is not materially different than the carrying value.

 Concentration of Risk

   The Company receives certain of its products and components from sole sup-pliers. The inability of any supplier or manufacturer to fulfill supply re-quirements of the Company could impact future results.

19. Stock Options:

 SPX Stock Options

   SPX has a stock option plan under which stock options were granted to cer-tain employees of the Company. The options were issued with an exercise price equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation was recorded. No options were granted in 2001. Options to purchase 1,725 shares of stock were cancelled with a weighted average exercise price of $76.45 in 2001 and 6,750 options were exercised with a weighted-average exercise price of $79.31. In 2000, options to purchase 55,750 shares of stock were granted to employees and options to purchase 6,750 shares of stock were cancelled with weighted-average exercise prices of $81.58 and $79.96, respectively. In 1999, options to purchase 42,750 shares of stock were granted to employees of the Company at a weighted-average exercise price of $82.56. These options vest over a three-year period.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

   Stock options of SPX issued to employees of the Company outstanding at De-cember 31, 2001 and related price and life information is as follows:

                                                            Outstanding Options
                                                            --------------------
                                                                      Weighted
                                                                      Average
                                                                     Remaining
                        Exercise Price                      Options Life (Years)
                        --------------                      ------- ------------
   $ 64.88.................................................  3,000      7.01
   $ 77.81................................................. 41,250      7.95
   $ 81.81.................................................  3,000      7.61
   $ 85.00.................................................  2,000      7.68
   $ 85.50.................................................  3,000      7.60
   $ 86.50................................................. 23,750      7.60
   $ 87.06.................................................  1,000      0.28
   $102.00.................................................  8,000      8.41
                                                            ------
                                                            85,000      7.66
                                                            ======

   At December 31, 2001, 14,125 of the SPX stock options issued to Company em-ployees were exercisable and the weighted-average exercise price of outstand-ing stock options was $82.15. At December 31, 2000, none of the SPX stock op-tions issued to Company employees were exercisable and the weighted-average exercise price of outstanding stock options was $82.15.

 Company Stock Options

   In June 2000, the Company established the 2000 Stock Compensation Plan (the 2000 Plan). The 2000 Plan provides for the issuance of up to 11,530,000 shares of Class B common stock for incentive stock options, nonqualified stock op-tions, stock appreciation rights, performance units and restricted stock to employees, non-employee directors or consultants of the Company, the Parent or any direct or indirect subsidiary of the Company. The 2000 Plan was adminis-tered by the Board of Directors of the Parent prior to the initial public of-fering and, after the initial public offering, is administered by a committee established by the Board of Directors of the Company. Subject to the specific provisions of the 2000 Plan, the committee determines award eligibility, tim-ing and the type, amount and terms of the awards. Options granted generally vest over three to six years.

   On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. In con-nection with these outstanding options, the Company recorded a special charge of $500 to the consolidated statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis (see Note 13).

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

   A summary of stock option activity under the 2000 Plan is as follows:

                                                             Weighted
                                                             average
                                                             exercise
                                                 Exercise     price
                                                 price per     per    Aggregate
                                    Options        share      share   Proceeds
                                   ----------  ------------- -------- ---------
   Balance at December 31, 1999..          --             --      --        --
     Granted.....................   8,543,200  $13.00-$36.88  $15.54  $132,803
     Cancelled...................    (120,300)        $16.00  $16.01    (1,925)
                                   ----------                         --------
   Balance at December 31, 2000..   8,422,900  $13.00-$36.88  $15.55   130,878
     Granted.....................     913,950  $ 4.35-$25.25  $14.17    12,942
     Cancelled...................  (2,159,300) $ 5.04-$25.25  $15.48   (33,425)
                                   ----------                         --------
   Balance at December 31, 2001..   7,177,550  $ 4.35-$36.88  $15.80  $110,395
                                   ==========                         ========
   Options exercisable--December
    31, 2001.....................   1,383,000                 $13.00
                                   ==========

   As of December 31, 2001, there are 4,352,450 shares of Class B Common stock available for grant under the 2000 Plan. The following table summarizes infor-mation about stock options outstanding under the 2000 Plan as of December 31, 2001:

                           Outstanding options          Exercisable options
                      ------------------------------ --------------------------
                                 Weighted
                                  average                          Weighted
                                 remaining  Weighted           average exercise
                                contractual average                price of
                                   life     exercise             exercisable
    Exercise prices    Number     (years)    price    Number       options
    ---------------   --------- ----------- -------- --------- ----------------
   $4.35-$7.00.......    41,200    9.80      $ 6.12         --          --
   $7.01-$10.00......   230,850    9.68      $ 7.80         --          --
   $10.01-$12.99.....     6,000    9.45      $12.17         --          --
   $13.00............ 1,331,000    8.50      $13.00  1,331,000      $13.00
   $13.01-$15.99.....   169,750    9.35      $14.58         --          --
   $16.00............ 5,041,650    8.74      $16.00     52,000       16.00
   $16.01-36.88......   357,100    9.25      $19.23         --          --
                      ---------                      ---------
                      7,177,550    8.99      $15.80  1,383,000      $15.33
                      =========                      =========

   There were 1,331,000 options exercisable at December 31, 2000 with a weighted average exercise price of $13.00 per share. There were no options outstanding at December 31, 1999 under the 2000 Plan.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

   The Company follows the disclosure-only provisions of SFAS No. 123, "Ac-counting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued to employees. Had compensation cost for both the Parent and Company stock options been determined based on the fair value at the grant date for awards consistent with the accounting provi-sions of SFAS No. 123, pro forma net income (loss) and basic and diluted net income (loss) per common share for the years ended December 31, 2001 and 2000 would have been as follows:

   Year ended December 31,                                      2001     2000
   -----------------------                                    --------  -------
   Net income:
   As reported............................................... $(17,745) $14,260
   Pro forma................................................. $(31,278) $ 6,802
   Basic and diluted net income per common share:
   As reported............................................... $  (0.21) $  0.18
   Pro forma................................................. $  (0.37) $  0.09

   The fair values of the SPX options granted during 2000 and 1999 were esti-mated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                2000     1999
                                                               -------  -------
   Risk free interest rate....................................    4.99%    5.67%
   Expected life.............................................. 6 years  6 years
   Expected volatility........................................    33.5%    41.5%
   Expected dividend yield....................................       0%       0%

   The weighted-average fair value of options granted during 2000 was $39.24. There were no options granted in 2001.

   The fair values of the Company options granted during 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                2001     2000
                                                               -------  -------
   Risk free interest rate....................................    5.00%    6.00%
   Expected life.............................................. 6 years  6 years
   Expected volatility........................................   75.00%   75.00%
   Expected dividend yield....................................       0%       0%

   The weighted-average fair value of Company options granted during 2001 and 2000 were $14.15 and $10.04, respectively.

                       INRANGE TECHNOLOGIES CORPORATION

                 (Dollars in thousands, except per share data)

20. Related Party Transactions:

   During 2001, the Company paid $206 to a firm for strategic consulting serv-ices that is controlled by a former director of the Company.

21. Geographic Information:

   SFAS No. 131, "Disclosure About Segments of an Enterprise and Related In-formation," establishes additional standards for segment reporting in the fi-nancial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under SFAS 131. Information concerning geographic information of the Company as prescribed by SFAS 131 is provided below.

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
   Revenue:
     United States................................... $155,182 $139,879 $122,972
     Europe..........................................   72,122   60,361   40,062
     Export..........................................   33,547   33,406   37,588
                                                      -------- -------- --------
                                                      $260,851 $233,646 $200,622
                                                      ======== ======== ========

                                                                  December 31,
                                                                ----------------
                                                                  2001    2000
                                                                -------- -------
   Long-lived Assets:
     United States............................................. $105,939 $91,478
     Europe....................................................    7,686   6,542
                                                                -------- -------
                                                                $113,625 $98,020
                                                                ======== =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information concerning our directors is included in Part I of this report and in our Proxy Statement for the 2002 Annual Meeting of Stockholders under Election of Directors which is incorporated by reference into this report.

   Information concerning our executive officers is included in Part I of this report on page 12.

   Information regarding compliance with Section 16(a) of the Exchange Act is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under Section 16(a) Beneficial Ownership Reporting Compliance and is incorpo-rated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information concerning the compensation of our executive officers and di-rectors is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under Director Compensation and Executive Compensation and is in-corporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding the ownership of our Class B common stock by offi-cers, directors and 10% holders is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under Ownership of Common Stock and is in-corporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under Certain Relationships and is incorporated by reference into this report.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

   Our financial statements and Arthur Andersen LLP's report dated February 1, 2002 on the consolidated financial statements are included on pages F-1 through F-26 of our report.

(a)  (2) Financial Statement Schedules

   None required.

(a)  (3) Exhibits

 Exhibit
 Number  Description
 ------- -----------
 3.1     Amended and Restated By-Laws of Inrange Technologies Corporation.
 3.2     Amended and Restated Certificate of Incorporation of Inrange
         Technologies Corporation, filed as Exhibit 3.3 to the Form S-1
         Registration Statement (No. 333-38592) and incorporated herein by reference.
 4.1     Form of Inrange Technologies Corporation Class B common stock certificate, filed as Exhibit 4.1 to the Form S-1 Registration
         Statement (No. 333-38592) and incorporated herein by reference.
 10.1    Tax Sharing Agreement, between Inrange Technologies Corporation and
         SPX Corporation, filed as Exhibit 10.1 to the Form S-1 Registration
         Statement (No. 333-38592) and incorporated herein by reference.
 10.2    Management Services Agreement, between Inrange Technologies
         Corporation and SPX Corporation, filed as Exhibit 10.2 to the Form S-1
         Registration Statement (No. 333-38592) and incorporated herein by reference.
 10.3    Registration Rights Agreement, between Inrange Technologies
         Corporation and SPX Corporation, filed as Exhibit 10.3 to the Form S-1
         Registration Statement (No. 333-38592) and incorporated herein by reference.
 10.4    Trademark License Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.4 to the Form S-1
         Registration Statement (No. 333-38592) and incorporated herein by reference.
 10.5*   Inrange Technologies Corporation 2000 Stock Compensation Plan, filed as Exhibit 10.8 to the Form S-1 Registration Statement (No. 333-38592)
         and incorporated herein by reference.
 10.6    Loan Agreement, between Inrange Technologies Corporation and SPX
         Corporation, filed as Exhibit 10.9 to the Form S-1 Registration
         Statement (No. 333-38592) and incorporated herein by reference.
 10.7*   Employee Matters Agreement, between Inrange Technologies Corporation and SPX Corporation, filed as Exhibit 10.10 to the Form S-1
         Registration Statement (No. 333-38592) and incorporated herein by reference.
 10.8*   Inrange Technologies Corporation Employee Stock Purchase Plan, filed as Exhibit 4.3 to the Form
         S-8 Registration Statement (No. 333-46402) and incorporated herein by reference.
 10.9*   Inrange Technologies Corporation Executive EVA Incentive Compensation,
         filed as Exhibit 10.12 to Inrange's Quarterly Report on Form 10-Q for
         the quarterly period ended September 30, 2000 (Commission File No.
         000-31517) and incorporated herein by reference.

 Exhibit
 Number                                Description
 -------                               -----------
 10.10*  Amendment to Inrange Technologies Corporation Executive EVA Incentive
         Compensation Plan (Exhibit 10.13 to the Company's Quarterly Report on
         Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-
         31517)).
 21.1    List of Subsidiaries.
 23.1    Consent of Arthur Andersen LLP.
 24.1    Power of Attorney.
 99.1    Letter Regarding Independent Public Accountants.

--------
*  Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

   We have not filed any Reports on Form 8-K during the three months ended De-cember 31, 2001.

                                  Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2002.

                                          INRANGE TECHNOLOGIES CORPORATION

                                                  /s/ Sherry L. Woodring
                                          By __________________________________
                                                    Sherry L. Woodring
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of March 2002.



       /s/ Sherrie L. Woodring                     /s/ John R. Schwab
-------------------------------------     -------------------------------------
         Sherrie L. Woodring                         John R. Schwab
    President and Chief Executive          Vice President and Chief Financial
               Officer                                   Officer
              Director                     (Principal Financial and Accounting
                                                        Officer)


        /s/ John B. Blystone*
-------------------------------------              /s/ Lewis M. Kling*
          John B. Blystone                -------------------------------------
        Chairman of the Board                        Lewis M. Kling
                                                        Director


       /s/ Robert B. Foreman*
-------------------------------------            /s/ Patrick J. O'Leary*
          Robert B. Foreman               -------------------------------------
              Director                             Patrick J. O'Leary
                                                        Director


     /s/ Christopher J. Kearney*
-------------------------------------              /s/ Bruce J. Ryan*
       Christopher J. Kearney             -------------------------------------
              Director                                Bruce J. Ryan
                                                        Director

        /s/ David B. Wright*
-------------------------------------
           David B. Wright
              Director

*  By his Attorney-In-Fact pursuant to the Power of Attorney filed as Exhibit
   24.1 to this From 10-K.

                                 Exhibit Index

                           Annual Report on Form 10-K
                                      2001

 Exhibit
 Number  Description
 ------- -----------
  3.1    Amended and Restated By-Laws of Inrange Technologies Corporation.
 21.1    List of Subsidiaries.
 23.1    Consent of Arthur Andersen LLP.
 24.1    Power of Attorney.
 99.1    Letter Regarding Independent Public Accountants.