Form 10-Q
period 2002-03-31
INRANGE TECHNOLOGIES CORP
filed 2002-05-14
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

                                   Yes  X   No__
                                       ---
             Common shares outstanding as of May 8, 2002- 83,647,333

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

PART I       FINANCIAL INFORMATION

  Item 1.    Unaudited Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                         3

             Unaudited Consolidated Statements of Operations for the Three months ended
              March 31, 2002 and 2001                                                                              4

             Unaudited Consolidated  Statements of Cash Flows for the Three months ended  March 31, 2002
             and 2001                                                                                              5

             Notes to Unaudited Consolidated Financial Statements                                                  6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations               13

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           18

PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                    19

  Item 6.    Exhibits and Reports on Form 8-K                                                                     20

             SIGNATURES                                                                                           22

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    March 31,     December  31,
                                                                                      2002            2001
                                                                                   ---------       ---------
                     ASSETS
                    CURRENT ASSETS:
                      Cash and equivalents .....................................   $  17,147       $  17,029
                      Demand note from SPX .....................................      28,632          42,175
                      Accounts receivable, net .................................      70,211          70,912
                      Inventories ..............................................      28,072          28,152
                      Prepaid expenses and other ...............................       3,601           3,179
                      Deferred income taxes ....................................       4,612           4,612
                                                                                   ---------       ---------
                              Total current assets .............................     152,275         166,059
                    PROPERTY, PLANT AND EQUIPMENT, net .........................      23,921          23,335
                    DEFERRED INCOME TAXES ......................................       7,908           7,908
                    GOODWILL AND OTHER INTANGIBLES, net ........................      51,339          51,729
                    OTHER ASSETS, net ..........................................      42,123          38,561
                                                                                   ---------       ---------
                              Total assets .....................................   $ 277,566       $ 287,592
                                                                                   =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    CURRENT LIABILITIES:
                      Short-term borrowings and current portion of
                       long-term debt ..........................................   $   1,202       $   1,167
                      Accounts payable .........................................      26,940          29,527
                      Accrued expenses .........................................      24,137          32,095
                      Deferred revenue .........................................      13,717          11,934
                                                                                   ---------      ----------
                              Total current liabilities ........................      65,996          74,723
                                                                                   ---------       ---------
                    COMMITMENTS AND CONTINGENCIES (Note 10)
                    STOCKHOLDERS' EQUITY:
                      Preferred stock, $0.01 par value, 20,000,000 shares
                       authorized and none issued and outstanding ..............          --              --
                      Class A common stock, $0.01 par value, 150,000,000
                       shares authorized, 75,633,333 shares issued and
                       outstanding .............................................         756             756
                      Class B common stock, $0.01 par value, 250,000,000
                       shares authorized, 8,855,000 shares issued, of which
                       151,000 are being held as treasury stock ................          89              89
                      Additional paid-in capital ...............................     151,478         151,478
                      Retained earnings ........................................      60,850          59,878
                      Treasury stock (151,000 Class B shares at cost) ..........      (2,051)             --
                      Accumulated other comprehensive income ...................         448             668
                                                                                   ---------       ---------
                              Total stockholders' equity .......................     211,570         212,869
                                                                                   ---------       ---------
                              Total liabilities and stockholders' equity .......   $ 277,566       $ 287,592
                                                                                   =========       =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                     2002          2001
                                                 -----------   -----------
      REVENUE:
        Product revenue ......................   $    43,564   $    51,532
        Service revenue ......................        18,338        12,343
                                                 -----------   -----------
                Total revenue ................        61,902        63,875
                                                 -----------   -----------
      COST OF REVENUE:
        Cost of product revenue ..............        24,761        25,675
        Cost of service revenue ..............        11,646         8,231
                                                 -----------   -----------
                Total cost of  revenue .......        36,407        33,906
                                                 -----------   -----------
                   Gross margin ..............        25,495        29,969
                                                 -----------   -----------
      OPERATING EXPENSES:
        Research, development and
         engineering .........................         6,447         7,584
        Selling, general and administrative ..        17,758        18,743
        Amortization of goodwill and other
          intangibles ........................           180         1,041
                                                 -----------   -----------
                Operating expenses ...........        24,385        27,368
                                                 -----------   -----------
      OPERATING INCOME .......................         1,110         2,601
      INTEREST INCOME ........................           450         1,273
      OTHER INCOME ...........................            34            41
                                                 -----------   -----------
                Income before income taxes ...         1,594         3,915
      INCOME TAXES ...........................           622         1,569
                                                 -----------   -----------
      NET INCOME .............................   $       972   $     2,346
                                                 ===========   ===========
      EARNINGS PER SHARE:
       Basic and diluted .....................   $      0.01   $      0.03
                                                 -----------   -----------
       Shares used in computing basic
        earnings per Share ...................    84,417,277    84,488,333
                                                 ===========   ===========
       Shares used in computing diluted
        earnings per Share ...................    84,468,413    84,488,333
                                                 ===========   ===========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Three months ended
                                                                                  March 31,
                                                                            --------------------
                                                                              2002         2001
                                                                            -------      -------
             Cash Flow from (used in) Operating Activities:
               Net income ................................................. $   972      $ 2,346
               Adjustments to reconcile net income to net cash
                     from (used in) operating activities:
                 Depreciation .............................................   1,988        1,632
                 Amortization of goodwill and other intangibles ...........     180        1,041
                 Amortization of other assets .............................   2,769        2,144
                 Accretion of debt on seller notes ........................      35          103
                 Loss on disposal of equipment ............................      --           23
               Changes in operating assets and liabilities:
                 Accounts receivable ......................................     701        7,636
                 Inventories ..............................................      80       (1,584)
                 Prepaid expenses and other current assets ................    (422)         100
                 Accounts payable .........................................  (2,587)         818
                 Accrued expenses .........................................  (4,795)      (9,970)
                 Deferred revenue .........................................   1,783          486
                 Payments of special charges and disposition related
                   accruals................................................  (7,107)        (230)
                                                                            -------      -------
                      Net cash from (used in) operating activities ........  (6,403)       4,545
                                                                            -------      -------
             Cash Flow from (used in) Investing Activities:
               Purchases of property, plant and equipment, net ............  (2,574)      (2,926)
               Cash paid for business acquired, net of cash acquired ......      --       (2,975)
               Decrease in demand note from SPX Corporation ...............  13,543        8,615
               Capitalized software costs .................................  (2,451)      (2,170)
               Decrease (increase) in demonstration equipment and other
                assets ....................................................     120       (3,076)
                                                                            -------      -------
                  Net cash from (used in) investing activities ............   8,638       (2,532)
                                                                            -------      -------
             Cash Flow from (used in) Financing Activities:
               Payments on long-term debt .................................      --       (1,615)
               Purchase of treasury stock .................................  (1,897)          --
                                                                            -------      -------
                   Net cash used in financing activities ..................  (1,897)      (1,615)
                                                                            -------      -------
             Effect of Foreign Currency Translation .......................    (220)        (235)
                                                                            -------      -------
             Net Increase in Cash and Equivalents .........................     118          163
             Cash and Equivalents at Beginning of Period ..................  17,029       22,646
                                                                            -------      -------
             Cash and Equivalents at End of Period ........................ $17,147      $22,809
                                                                            =======      =======

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

1.  Basis of Presentation:

    Inrange Technologies Corporation ("Inrange" or the "Company") designs, manufactures, markets and services switching and networking products for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical.

    The Company is a majority-owned subsidiary of SPX Corporation ("SPX" or the "Parent"). SPX provides certain services to the Company, including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. SPX charges for these services and such costs are reflected in the consolidated statements of operations (see Note 4).

    The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

    In the opinion of management, the accompanying interim balance sheet and related interim statements of operations and cash flows include adjustments (consisting only of normal and recurring items) necessary for the fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

    The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. Recently, one of the Company's customers filed for bankruptcy. While the specifics are being determined, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. One customer represented 10.6% of product revenue in the three-month period ended March 31, 2002. This customer represented less than 10% of accounts receivable. No single customer in the three-month period ended March 31, 2001 represented greater than 10% of total revenue or accounts receivable.

Recent Accounting Pronouncements

     On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 7 to the Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material.

3.   Acquisitions:

     In 2001, the Company acquired three consulting businesses to help customers plan, assess, and implement SANs and business continuance strategies. In January 2001, the Company completed the acquisition of Prevail Technology ("Prevail"). Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. In May 2001, the Company completed the acquisition of Onex, Incorporated ("Onex"). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, the Company completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures. The three businesses were consolidated into a single subsidiary, Inrange Global Consulting, Inc.

     The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of the acquisitions, net of acquired cash, was $20,048, of which $5,731 was allocated to net tangible assets and the remaining $14,317 was classified as goodwill and other intangibles. The net cash paid for the acquisitions completed in 2001 was $19,364. This amount includes additional payments to sellers in 2001 of $1,304 and excludes $47 of acquired cash. The purchase price allocation was based on preliminary estimates, currently available information and certain assumptions that we deem appropriate. Management does not believe that changes to these estimates will be material.

     The following unaudited pro forma information presents the results of the Company's operations for the three months ended March 31, 2002 and 2001 as though each of the acquisitions had been completed as of January 1, 2001:

                                                            Three months Ended
                                                            ------------------
                                                                March 31,
                                                                ---------

                                                            2002           2001
                                                            ----           ----

           Total revenue ..............................  $    61,902    $    73,977
                                                         ===========    ===========
           Net income (loss) ..........................  $       972    $     2,441
                                                         ===========    ===========
           Basic and diluted income per common share ..  $     0.01     $      0.03
                                                         ===========    ===========

                                        7

    The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of January 1, 2001 or the results that may occur in the future.

4.  Transactions with SPX:

    There are no material intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $38 and $50 for the three months ended March 31, 2002 and 2001, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $2,372 and $1,774 for the three months ended March 31, 2002 and 2001, respectively.

    Advances and other intercompany charges after the initial public offering are recorded as a component of the demand note due from SPX. As of March 31, 2002, the demand note from SPX was $28,632. The demand note bears interest at the average rate of the SPX credit facilities and the interest is recorded on a monthly basis as interest income. The accompanying statements of operations for the three months ended March 31, 2002 and 2001 include interest income of $484 and $1,296, respectively, relating to interest income from the demand note from SPX.

5.  Inventories:

                                                         March 31,  December 31,
                                                          2002          2001
                                                          ----          ----

                        Raw materials ................. $11,651       $13,489
                        Work-in-process ...............     736           708
                        Finished goods ................  15,685        13,955
                                                        -------       -------
                          Total inventories ........... $28,072       $28,152
                                                        =======       =======


6.  Other Assets:

                                                        March 31,   December 31,
                                                          2002           2001
                                                          ----           ----

                        Capitalized software .......... $20,870        $18,419
                        Demonstration equipment .......  20,380         20,781
                        Product rights ................  19,370         15,370
                        Investment ....................     300            300
                        Other .........................     706            560
                                                        -------        -------
                                  Total other assets ..  61,626         55,430
                        Accumulated amortization--
                          Capitalized software ........  (6,742)        (5,807)
                          Demonstration equipment .....  (9,267)        (8,453)
                          Product rights ..............  (3,494)        (2,609)
                                                        -------        -------
                                 Net other assets ..... $42,123        $38,561
                                                        =======        =======

    The Company capitalized $2,451 and $2,170 in the three months ended March 31, 2002 and 2001, respectively, of software development costs. Amortization expense was $935 and $903 in the three months ended March 31, 2002 and 2001, respectively.

    Demonstration equipment represents equipment at customer locations for demonstration purposes and is amortized on a straight-line basis over a period not to exceed three years.

    Product rights represent technology licenses for three product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

7.   Goodwill and Other Intangibles:

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

     The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite or as yet to be determined useful lives. The pro forma impact of this change is presented below.

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                          2002         2001
                                                                          ----         ----
               Reported net income .................................    $    972     $  2,346
               Goodwill amortization, net of tax ...................          --          482
               Workforce amortization, net of tax ..................          --           15
                                                                       ---------    ---------
               Adjusted net income .................................    $    972     $  2,843
                                                                       =========    =========

               Basic and diluted earnings per share:
               Reported ............................................    $   0.01     $   0.03
               Goodwill amortization, net of tax ...................          --           --
               Workforce amortization, net of tax ..................          --           --
                                                                       ---------    ---------
               Adjusted ............................................    $   0.01     $   0.03
                                                                       =========    =========

     In accordance with the transition rules of SFAS No. 142, effective January 1, 2002, we established our reporting units based on our current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit. We further completed a review of previously acquired intangible assets, and as required by SFAS 142, intangible assets that did not meet the contractual or separable criteria of SFAS No. 141 were reclassified as goodwill. In total, $1,250 was reclassified as goodwill on January 1, 2002.

     We performed our transition impairment testing as of January 1, 2002. Step one involved comparing the carrying values of the reported net assets to their fair values. Fair value was primarily based on discounted cash flow projections but we also considered factors such as market capitalization. No net assets had carrying values in excess of their fair values, therefore it was not necessary to perform step two of the impairment testing provisions.

     The following table reflects the initial assignment of goodwill and intangible assets as of January 1, 2002. Thereafter, activity reflects purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment and amortization. This information is presented on a consolidated basis.

Consolidated

                                                                      Unamortized   Amortized
                                                                                    Developed
                                                                        Goodwill   Technology      Total
                                                                        --------   ----------      -----
               Weighted Average Useful Life ........................          15            9

               January 1, 2002 gross balance .......................      45,432        7,500       52,932
               Adjustments .........................................        (210)          --         (210)
                                                                       ---------    ---------    ---------
               March 31, 2002 gross balance ........................      45,222        7,500       52,722

               January 1, 2002 accumulated amortization ............                    1,203        1,203
               Amortization ........................................                      180          180
                                                                                    ---------    ---------
               March 31, 2002 accumulated amortization .............                    1,383        1,383

               Estimated Amortization Expense:
                 For year ended December 31,
                                           2002                                           854
                                           2003                                           854
                                           2004                                           854
                                           2005                                           854
                                           2006                                           854

     As policy, we will conduct annual impairment testing of all goodwill and indefinite-lived intangibles during the fourth quarter. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization shall be reviewed for impairment in accordance with the provisions of SFAS 121, as superceded by SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

8.   Disposition-Related Accruals:

     The following table details the changes to the Company's disposition related accruals through March 31, 2002:

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                          2002         2001
                                                                          ----         ----
               Balance at beginning of period ......................   $   7,875    $     291
               Charges .............................................      (7,107)        (230)
                                                                       ---------    ---------
               Balance at end of period ............................   $     768    $      61
                                                                       =========    =========

     The Company recorded restructuring, special charges and asset impairment charges in the second, third and fourth quarters of 2001 totaling $27,447. The components of the charges were computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of the restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

9.   Debt:

     In connection with the acquisitions of Varcom Corporation ("Varcom") and Computerm Corporation ("Computerm") in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to the sellers of Varcom is $1,250 and is due in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at 10% and imputed interest expense was $35 and $103 for the three months ended March 31, 2002 and 2001, respectively.

     Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200. There were no borrowings on the lines of credit as of March 31, 2002 or 2001. The lines of credit are guaranteed by SPX.

10.  Commitments and Contingencies:

     In June 2001, the Company filed suit against a customer for breach of contract following its refusal to pay approximately $5,000 of equipment. While the case is in early stages, management believes the amount is collectible.

     A shareholder class action was filed against the Company and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by the Company's alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in the Company's initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent initial public offerings and generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in Company's stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for the Company's shares) and dissemination of misleading market analysis on the Company's prospects; and (b) that the Company violated federal securities laws by not disclosing these underwriter arrangements in its prospectus. However, the defense has been tendered to the carriers of the Company's director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. Management believes, after consultation with legal counsel, that none of these contingencies will materially impact the Company's financial condition or results of operations.

11.  Capital Stock:

     In December 2001, the Board of Directors authorized the repurchase of up to $20,000 of Class B common stock. The purchases will be made at management's discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. The Company repurchased a total 151,000 Class B shares at a weighted average price of $13.58 per share for a total of $2,051 during the three months ended March 31, 2002.

     The Company repurchased a total of 690,000 Class B shares at a weighted average price of $5.11 per share for a total of $3,523 from April 1, 2002 through May 8, 2002.

12.  Stockholders' Equity:

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

13.  Earnings per Share:

     The Company has presented earnings per common share under SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period while diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock.

     The following is a reconciliation of the basic and diluted earnings per share calculations:

                                                                           Three months ended
                                                                               March 31,

                                                                           2002           2001
                                                                           ----           ----
               Net income                                              $       972    $     2,346
                                                                       ===========    ===========

               Weighted average shares outstanding                      84,417,277     84,488,333

               Dilutive effect of stock options                             51,136             --
                                                                       -----------    -----------

               Diluted shares outstanding                               84,468,413     84,488,333
                                                                       -----------    -----------
               Basic and diluted earnings per share                    $      0.01    $      0.03
                                                                       ===========    ===========

     At March 31, 2002, there were outstanding options to purchase 7,040,000 shares of Class B common stock at prices ranging from $4.35 to $36.88 per share. Outstanding stock options to purchase 6,684,600 of these shares were excluded from the earnings per share calculation for the three months ended March 31, 2002, as the impact would be antidilutive. Shares underlying all stock options were excluded from the earnings per share calculation for the three months ended March 31, 2001, as the impact would be antidilutive.

14.  Comprehensive Income:

The components of comprehensive income are as follows:

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                          2002         2001
                                                                          ----         ----
               Net income ..........................................   $     972    $   2,346

               Foreign currency adjustments ........................        (220)        (235)
                                                                       ---------    ---------

               Comprehensive income ................................   $     752    $   2,111
                                                                       =========    =========


15.  Geographic Information:

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

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                          2002         2001
                                                                       ---------    ---------
                    Revenue:
                      United States ...........................        $  39,160    $  42,269
                      Europe ..................................           15,638       16,086
                      Export ..................................            7,104        5,520
                                                                       ---------    ---------
                                                                       $  61,902    $  63,875
                                                                       =========    =========

                                                                       March 31,   December 31,
                                                                          2002         2001
                                                                          ----         ----
                    Long-lived assets:
                      Domestic ..................................    $ 109,801    $ 105,939
                      Foreign ...................................        7,582        7,686
                                                                     ---------    ---------
                                                                     $ 117,383    $ 113,625
                                                                     =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our unaudited consolidated financial statements and related notes.

Overview

     We design, manufacture, market and service switching and networking products for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Inrange's "core-to-edge-to-anywhere" solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth.

     Our flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). By giving customers the ability to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. Our products are designed to be compatible with various vendors' products and multiple communication standards and protocols. We distribute and support our products through a combination of our direct sales and service operations and indirect channels.

     On January 1, 2001, we completed the acquisition of Prevail Technology. Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high-availability solutions for IT infrastructures and e-business environments. On May 7, 2001, we completed the acquisition of Onex, Incorporated. Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, we completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures. The aggregate purchase price for these three acquisitions was $20.0 million, subject to purchase price adjustments. Of this amount, $18.1 million was paid at the closings of the acquisitions and up to $1.9 million is payable at specified dates. We have accounted for all three acquisitions using the purchase method of accounting.

     In 2001, we decided to focus on our storage networking business and announced in the second and fourth quarters that we would restructure the operations. In connection with these decisions, we recorded restructuring, special and asset impairment charges that totaled $32.4 million. The restructuring and special charges primarily include severance, lease abandonment costs and the settlement of contractual obligations from a discontinued product totaling $11.4 million. The asset impairment charges totaled $16.1 million and included the write-off of goodwill related to an acquisition completed in 2000, the write-down of investments made in certain business partners and asset write-downs associated with discontinued product lines. In addition, we recorded inventory write-offs totaling $4.9 million as a component of cost of sales.

Results of Operations

     The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                   2002        2001
                                                                                ----------   ----------
                        Revenue ........................................          100.0%       100.0%
                        Gross margin ...................................           41.2%        46.9%
                        Research, development and engineering ..........           10.4%        11.9%
                        Selling, general and administrative ............           28.7%        29.3%
                        Operating income ...............................            1.8%         4.1%
                        Net income .....................................            1.6%         3.7%

Comparison of three months ended March 31, 2002 and 2001

     Revenue. Revenue for the three months ended March 31, 2002 was $61.9 million, a decrease of $2.0 million, or 3.1%, from $63.9 million for the three months ended March 31, 2001. Product revenue was $43.6 million, a decrease of $7.9 million, or 15.5%, from $51.5 million in the three-month period ended March 31, 2001. Sales of our Fibre Channel directors were $13.1 million, an increase of $4.9 million, or 59.5%, from $8.2 million in the three-month period ended March 31, 2001. Sales of our SAN extension products for the three months ended March 31, 2002 were $15.4 million, an increase of $1.0 million, or 7.0%, from $14.4 million in the three-month period ended March 31, 2001. The decrease in product revenue was driven primarily by the discontinuance of our telecommunications business, the decrease in revenue from other proprietary storage products and, to a lesser extent, the impact of general pricing pressures. Service revenue was $18.3 million, an increase of $6.0 million, or 4.9%, from $12.3 million in the three-month period ended March 31, 2002. Revenue growth attributable to the acquisitions of professional service businesses completed in 2001 was approximately $7.4 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively.

     Cost of Revenue. Our cost of revenue for the three months ended March 31, 2002 was $36.4 million, an increase of $2.5 million, or 7.4%, from $33.9 million for the three months ended March 31, 2001. As a percentage of revenue, cost of revenue increased to 58.8% for the three months ended March 31, 2002 from 53.1% for the three months ended March 31, 2001. The increase in cost as a percentage of revenue was related primarily to the discontinuance of telecommunications products, decreases in revenue from other legacy products that carried higher margins and professional service revenue, which carries a lower margin than product sales, accounting for a larger percent of total revenue.

     Research, Development and Engineering. Research, development and engineering expenses for the three months ended March 31, 2002 were $6.4 million, a decrease of $1.1 million from $7.6 million for the three months ended March 31, 2001. As a percentage of revenue, research, development and engineering expenses were 10.4% for the three months ended March 31, 2002 as compared to 11.9% for the three months ended March 31, 2001. The decrease was a result of reductions in headcount related to the divestiture of the Telcom product line in the second half of 2001. Including capitalized software, research, development and engineering spending was $8.9 million for the three moths ended March 31, 2002, or 14.4% of revenue, compared to $9.8 million, or 15.3% of revenue, for the three months ended March 31, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 were $17.8 million, a decrease of $1.0 million from $18.7 million for the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses were 28.7% for the three months ended March 31, 2002, compared to 29.3% for the three months ended March 31, 2001. The decrease was primarily due to reductions in work force and other cost reduction initiatives undertaken in 2001, offset by increases of approximately $2.5 million related to the acquisitions completed in 2001.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three-month periods ended March 31, 2002 and 2001 was $0.2 million and $1.0 million, respectively. The decrease was a result of the discontinuance of goodwill amortization due to the adoption of SFAS 142.

     Interest Income. Interest income for the three months ended March 31, 2002 and 2001 was $0.6 million and $1.5 million, primarily representing interest earned from our demand note with SPX. The interest rate on the demand note was reduced from 8.48% to 5.56% due to a reduction in the borrowing rate of SPX.

     Interest expense for the three months ended March 31, 2002 was $0.1 million, compared to $0.2 million for the three months ended March 31, 2001. Interest expense was principally interest accrued on our notes to sellers related to business acquisitions in 2000.

     Income Taxes. Our effective tax rate for the three months ended March 31, 2002 and 2001 was 39% and 40%, respectively.

Liquidity and Capital Resources

     Cash flow used from operating activities was $(6.4) million for the three months ended March 31, 2002. During this period, cash flow used in operations principally consisted of payments of special charges and disposition related accruals and decreases in accounts payable and accrued expenses. Cash flow used in operations was partially offset by a decrease in accounts receivable.

     Cash flow from investing activities was $8.6 million for the three months ended March 31, 2002. Cash flows from investing activities were generated primarily from the reduction in the demand note from SPX, offset by purchases of property and equipment and capitalized software costs.

     As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, the majority of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the three months ended March 31, 2002 the weighted average interest rate was 5.56%. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

     For the three months ended March 31, 2002, net cash used in financing activities was $1.9 million, consisting of net cash outflows related to the repurchase of 151,000 Class B shares.

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

Recent Accounting Pronouncements

     On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 7 to the Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material.

                              --------------------

     Certain portions of this report, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Unaudited Consolidated Financial Statements", contain forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward-looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to the matters discussed in this report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date hereof. Reference is made to the Company's Form 10-K for the year ended December 31, 2001 for additional cautionary statements and discussion of certain important factors as they relate to forward-looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at March 31, 2002 was 5.56%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. The loan balance at March 31, 2002 was $28.6 million and a one percentage point decrease in the interest rate would result in approximately $0.3 million less interest income on an annual basis, assuming the loan balance did not change.

     We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

PART II. Other Information

Item 1. Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the outcome of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

     During the second quarter of 2001, we filed a breach of contract lawsuit against a customer following its refusal to pay us for approximately $5 million of equipment. It is too early in the proceeding to form a definitive opinion concerning the ultimate outcome, but we believe that the amount is collectible.

     A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in our stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated federal securities laws by not disclosing these underwriter arrangements in our prospectus. At this point, it is too early to express an opinion concerning the outcome of this matter. However, the defense has been tendered to the carriers of our director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

    *3.1      -     Amended and Restated By-Laws of Inrange Technologies Corporation (Exhibit 3.1 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File
                    No. 000-31517)).

    *3.2      -     Amended and Restated Certificate of Incorporation of Inrange Technologies Corporation
                    (Exhibit 3.3 to the Form S-1 Registration Statement (No. 333-38592)).

    *4.1      -     Form of Inrange Technologies Corporation Class B common stock certificate (Exhibit 4.1 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.1     -     Tax Sharing Agreement between Inrange Technologies Corporation and SPX Corporation
                    (Exhibit 10.1 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.2     -     Management Services Agreement between Inrange Technologies Corporation and SPX
                    Corporation (Exhibit 10.2 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.3     -     Registration Rights Agreement between Inrange Technologies Corporation and SPX
                    Corporation (Exhibit 10.3 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.4     -     Trademark License Agreement between Inrange Technologies Corporation and SPX
                    Corporation (Exhibit 10.4 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.5     -     Inrange Technologies Corporation 2000 Stock Compensation Plan (Exhibit 10.8 to the Form
                    S-1 Registration Statement (No. 333-38592)).

    *10.6     -     Loan Agreement, between Inrange Technologies Corporation and SPX Corporation (Exhibit
                    10.9 to the Form S-1 Registration Statement (No. 333-38592)).

    *10.7     -     Employee Matters Agreement between Inrange Technologies Corporation and SPX Corporation
                    (Exhibit 10.10 to the Form S-1 Registration Statement (No. 333-38592)).

(a)   Exhibits:

    *10.8     -     Inrange Technologies Corporation Employee Stock Purchase Plan (Exhibit 4.3 to the
                    Company's Form S-8 Registration Statement (No. 333-46402)).

    *10.9     -     Inrange Technologies Corporation Executive EVA Incentive Compensation Plan (Exhibit
                    10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 2000 (File No. 000-31517)).


    *10.10    -     Amendment to Inrange Technologies Corporation Executive EVA Incentive Compensation Plan
                    (Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-31517)).

    *               Incorporated by reference, as indicated.


(b)   Reports on Form 8-K
      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INRANGE TECHNOLOGIES CORPORATION

Date: May 14, 2002                      By:   /s/ John R. Schwab
                                              ------------------
                                              John R. Schwab, Vice President and
                                              Chief Financial Officer (duly
                                              authorized officer and principal
                                              financial officer)