Form 10-Q
period 2002-06-30
INRANGE TECHNOLOGIES CORP
filed 2002-08-14
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                   OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes X  No__
                                      ---


           Common shares outstanding as of August 9, 2002- 82,440,051

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I       FINANCIAL INFORMATION

  Item 1.    Unaudited Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                          3

             Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 2002 and 2001                                                                                4

             Unaudited Consolidated  Statements of Cash Flows for the Six Months Ended June 30, 2002
             and 2001                                                                                              5

             Notes to Unaudited Consolidated Financial Statements                                                  6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations               14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           22

PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                    23

  Item 4.    Submission of Matters to a Vote of Security Holders                                                  23

  Item 6.    Exhibits and Reports on Form 8-K                                                                     25

             SIGNATURES                                                                                           27

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                        June 30,     December  31,
                                                                                          2002           2001
                                                                                        --------       ---------
               ASSETS
               CURRENT ASSETS:
                 Cash and equivalents ...............................................   $  17,831       $  17,029
                 Demand note from SPX ...............................................      11,759          42,175
                 Accounts receivable, net ...........................................      60,197          70,912
                 Inventories ........................................................      29,504          28,152
                 Prepaid expenses and other .........................................       7,600           3,179
                 Deferred income taxes ..............................................       4,612           4,612
                                                                                        ---------       ---------
                         Total current assets .......................................     131,503         166,059
               PROPERTY, PLANT AND EQUIPMENT, net ...................................      22,621          23,335
               DEFERRED INCOME TAXES ................................................       7,908           7,908
               GOODWILL .............................................................      45,859          45,432
               INTANGIBLE ASSETS ....................................................      19,492          19,058
               OTHER ASSETS, net ....................................................      25,507          25,800
                                                                                        ---------       ---------
                         Total assets ...............................................   $ 252,890       $ 287,592
                                                                                        =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               CURRENT LIABILITIES:
                 Short-term borrowings and current portion of long-term debt ........   $   1,238       $   1,167
                 Accounts payable ...................................................      15,384          29,527
                 Accrued expenses ...................................................      28,057          32,095
                 Deferred revenue ...................................................      13,259          11,934
                                                                                        ---------       ---------
                         Total current liabilities ..................................      57,938          74,723
                                                                                        ---------       ---------
               COMMITMENTS AND CONTINGENCIES (Note 10)
               STOCKHOLDERS' EQUITY:
                 Preferred stock, $0.01 par value, 20,000,000 shares
                  authorized and none issued and outstanding ........................          --              --
                 Class A common stock, $0.01 par value, 150,000,000 shares
                  authorized, 75,633,333 shares issued and outstanding ..............         756             756
                 Class B common stock, $0.01 par value, 250,000,000 shares
                  authorized, 8,855,000 shares issued, of which 1,780,782 are
                  being held as treasury stock ......................................          89              89
                 Additional paid-in capital .........................................     151,478         151,478
                 Retained earnings ..................................................      51,762          59,878
                 Less: Treasury stock (1,780,782 Class B shares at cost) ............     (10,746)             --
                 Accumulated other comprehensive income .............................       1,613             668
                                                                                        ---------       ---------
                         Total stockholders' equity .................................     194,952         212,869
                                                                                        ---------       ---------
                         Total liabilities and stockholders' equity .................   $ 252,890       $ 287,592
                                                                                        =========       =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                               Three Months Ended             Six Months Ended
                                                                                    June 30,                      June  30,
                                                                           -------------------------     --------------------------
                                                                               2002          2001            2002           2001
                                                                           -----------   -----------     -----------    -----------
         REVENUE:
           Product revenue .............................................   $    33,422   $    55,676     $    76,986    $   107,208
           Service revenue .............................................        19,399        13,730          37,737         26,073
                                                                           -----------   -----------     -----------    -----------
                   Total revenue .......................................        52,821        69,406         114,723        133,281
                                                                           -----------   -----------     -----------    -----------
         COST OF REVENUE:
           Cost of product revenue .....................................        21,430        34,758          46,191         60,433
           Cost of service revenue .....................................        11,523         8,814          23,169         17,045
                                                                           -----------   -----------     -----------    -----------
                   Total cost of revenue ...............................        32,953        43,572          69,360         77,478
                                                                           -----------   -----------     -----------    -----------
                      Gross margin .....................................        19,868        25,834          45,363         55,803
                                                                           -----------   -----------     -----------    -----------
         OPERATING EXPENSES:
           Research, development and engineering .......................         5,661         7,012          12,108         14,596
           Selling, general and administrative .........................        16,782        19,551          34,540         38,294
           Special charges .............................................        11,676         8,027          11,676          8,027
           Amortization of goodwill and other intangibles ..............           247         1,295             427          2,336
                                                                           -----------   -----------     -----------    -----------

                   Operating expenses ..................................        34,366        35,885          58,751         63,253
                                                                           -----------   -----------     -----------    -----------
         OPERATING LOSS ................................................       (14,498)      (10,051)        (13,388)        (7,450)
         INTEREST INCOME ...............................................          (135)         (193)           (149)          (390)
         INTEREST INCOME RELATED PARTY .................................          (290)       (1,108)           (833)        (2,405)
         INTEREST EXPENSE ..............................................           112           193             193            373
         INTEREST EXPENSE RELATED PARTY ................................            17            28              43             69
         OTHER EXPENSE .................................................            62           101              28             60
                                                                           -----------   -----------     -----------    -----------
              Loss before income taxes .................................       (14,264)       (9,072)        (12,670)        (5,157)
         INCOME TAXES ..................................................        (5,176)       (3,625)         (4,554)        (2,056)
                                                                           -----------   -----------     -----------    -----------
         NET LOSS ......................................................   $    (9,088)  $    (5,447)    $    (8,116)   $    (3,101)
                                                                           ===========   ===========     ===========    ===========
         LOSS PER SHARE:
         Basic and diluted .............................................   $     (0.11)  $     (0.06)    $     (0.10)   $     (0.04)
                                                                           ===========   ===========     ===========    ===========
         Shares used in computing basic and diluted loss per share .....    83,462,641    84,488,333      83,932,316     84,488,333
                                                                           ===========   ===========     ===========    ===========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Six months ended
                                                                                  June 30,
                                                                         -------------------------
                                                                           2002             2001
                                                                         ---------       ---------
Cash Flow from (used in) Operating Activities:
  Net loss ...........................................................   $  (8,116)      $  (3,101)
  Adjustments to reconcile net loss to net cash from (used in)
        operating activities:
    Depreciation .....................................................       4,372           3,267
    Amortization of goodwill and other intangibles ...................         427           2,336
    Amortization of other assets .....................................       6,127           4,978
    Accretion of debt on seller notes ................................          71             207
    Special charges ..................................................      11,676           8,027
  Changes in operating assets and liabilities:
    Accounts receivable ..............................................      10,715           5,229
    Inventories ......................................................      (1,352)          3,169
    Prepaid expenses and other current assets ........................      (4,421)           (231)
    Accounts payable .................................................     (14,143)          4,641
    Accrued expenses .................................................      (4,445)        (11,737)
    Deferred revenue .................................................       1,325             253
    Payments of special charges and disposition related accruals .....      (8,340)           (532)
                                                                         ---------       ---------
         Net cash from (used in) operating activities ................      (6,104)         16,506
                                                                         ---------       ---------
Cash Flow from (used in) Investing Activities:
  Purchases of property, plant and equipment .........................      (4,126)         (5,184)
  Cash paid for business acquired, net of cash acquired ..............          --         (14,499)
  Decrease in demand note from SPX Corporation .......................      30,416          11,896
  Capitalized software costs .........................................      (4,805)         (4,073)
  Increase in demonstration equipment and other assets ...............        (378)         (3,983)
  Payments for product rights ........................................      (4,400)         (2,711)
                                                                         ---------       ---------
     Net cash from (used in) investing activities ....................      16,707         (18,554)
                                                                         ---------       ---------
Cash Flow from (used in) Financing Activities:
  Payments on long-term debt .........................................          --          (1,865)
  Purchase of treasury stock .........................................     (10,746)             --
                                                                         ---------       ---------
      Net cash used in financing activities ..........................     (10,746)         (1,865)
                                                                         ---------       ---------
Effect of Foreign Currency Translation ...............................         945            (419)
                                                                         ---------       ---------
Net Increase (Decrease) in Cash and Equivalents ......................         802          (4,332)
Cash and Equivalents at Beginning of Period ..........................      17,029          22,646
                                                                         ---------       ---------
Cash and Equivalents at End of Period ................................   $  17,831       $  18,314
                                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

1. Basis of Presentation:

     Inrange Technologies Corporation ("Inrange" or the "Company") is a provider of switching and networking products and related consulting and integration services for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical.

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

     In the opinion of management, the accompanying interim balance sheet and related interim statements of operations and cash flows include adjustments (consisting only of normal and recurring items) necessary for the fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2. Significant Accounting Policies:

Revenue Recognition

     The Company recognizes revenue upon shipment of products with standard configurations. Revenue from products with other than standard configurations is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. Amounts billed for shipping and handling are included in revenue and the related costs are included in cost of revenue. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Service revenue is derived primarily from maintenance contracts and professional consulting arrangements. Maintenance contract revenue is recognized on a straight-line basis over the terms of the contracts and revenue from professional consulting arrangements is recognized when the service is provided.

     The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. Recently, one of the Company's customers filed for bankruptcy. Until the bankruptcy case is resolved, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. One customer represented 16.2% and 13.1% of total revenue in the three-month and six-month periods ended June 30, 2002, respectively. This customer represented 13.1% of accounts receivable as of June 30, 2002.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, " Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation would be recorded if it is more likely than not that all or a portion of the deferred tax asset would not be realized.

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See
Note 8 to the Unaudited Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material to our financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. Management is in the process of evaluating the impact of implementing SFAS 146 and is unable to estimate the effect if any on the financial statements. SFAS no 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early application encouraged.

3. Acquisitions:

     In 2001, the Company acquired three consulting businesses to help customers plan, assess, and implement storage area networks and business continuance strategies. In January 2001, the Company completed the acquisition of Prevail Technology ("Prevail"). Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. In May 2001, the Company completed the acquisition of Onex, Incorporated ("Onex"). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, the Company completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures. The three businesses were consolidated into a single subsidiary, Inrange Global Consulting, Inc.

     The acquisitions were recorded using the purchase method of accounting and accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of the acquisitions, net of acquired cash, was $20,048, of which $5,731 was allocated to net tangible assets and the remaining $14,317 was classified as goodwill. The net cash paid for the acquisitions completed in 2001 was $19,364. This amount includes additional payments to sellers in 2001 of $1,304 and excludes $47 of acquired cash. The purchase price allocation was based on preliminary estimates, currently available information and certain assumptions that we deem appropriate. Management does not believe that changes to these estimates will be material.

     The following unaudited pro forma information presents the results of the Company's operations for the three and six months ended June 30, 2002 and 2001 as though each of the acquisitions had been completed as of January 1, 2001:

                                                                     Three months Ended              Six months Ended
                                                                     ------------------              ----------------
                                                                            June 30,                      June 30,
                                                                            --------                      --------

                                                                      2002           2001           2002           2001
                                                                      ----           ----           ----           ----
               Total revenue ..................................   $    52,821    $    73,657    $   114,723    $   143,683
                                                                  ===========    ===========    ===========    ===========
               Net loss .......................................   $    (9,088)   $    (5,708)   $    (8,116)   $    (4,112)
                                                                  ===========    ===========    ===========    ===========
               Basic and diluted loss per common share ........   $     (0.11)   $     (0.07)   $     (0.10)   $     (0.05)
                                                                  ===========    ===========    ===========    ===========

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of January 1, 2001 or the results that may occur in the future.

4. Transactions with SPX:

     There are no intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to the subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $38 and $50 for the three months and $76 and $100 for the six months ended June 30, 2002 and 2001, respectively. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $1,110 and $2,110 for the three months and $3,472 and $3,884 for the six months ended June 30, 2002 and 2001, respectively.

     Advances and other intercompany charges after the initial public offering are recorded as a component of the demand note due from SPX. As of June 30, 2002, the demand note from SPX was $11,759. The demand note bears interest at the average rate of the SPX credit facilities (5.6% at June 30, 2002) and the interest is recorded on a monthly basis as interest income. The accompanying statements of operations include interest income of $484 and $1,108 for the three months and $253 and $2,404 for the six months ended June 30, 2002 and 2001, respectively, relating to interest income from the demand note from SPX.

5. Special charges:

     The Company recorded special charges of $11,676 and $8,027 in the six months ended June 30, 2002 and 2001, respectively, for restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

     In the second quarter of 2002, the Company announced a restructuring initiative and facility consolidation. As a result, the Company recorded charges of $11,901. The charges include severance, lease abandonment costs, asset impairments and inventory write-offs. The charges for inventory write-off of $225 are recorded as components of cost of sales; all other charges of $11,676 are included as special charges in the accompanying statements of operations.

     The $11,676 of special charges includes $5,353 for a reduction in sales, marketing, operations and engineering headcount of approximately 172 employees. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002. Other costs included in special charges were $2,796 related to lease abandonment costs, $468 associated with asset write-downs associated with the facility consolidation and $2,888 related to asset write-downs associated with discontinued product lines. Also included are $171 of other costs associated with the facility consolidation which were expensed as incurred. The majority of the severance and other payments associated with this initiative are expected to be paid in 2002. The Company has estimated future costs associated with the restructuring related primarily to employee relocation and equipment moving associated with the facility consolidation. These costs are estimated to total approximately $2,300 and will be recorded as incurred. The majority of the expenses are expected to be paid in 2002.

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

     The $8,027 of special charges includes $2,602 for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. Other costs are $4,773 related to asset write-downs associated with discontinued product lines and $652 associated with existing obligations related to discontinued product lines. The remainder of the severance and other payments associated with this initiative are expected to be paid in 2002.

     The following table details the changes to the Company's disposition related accruals which are included in accrued expenses on the Unaudited Consolidated Balance Sheet:

                                                          Six months ended
                                                              June 30,
                                                              --------
                                                          2002          2001
                                                          ----          ----

                  Balance at beginning of period ...   $   7,875     $     291
                  Provision ........................       8,320         3,204
                  Payments .........................      (8,340)         (532)
                                                       ---------     ---------
                  Balance at end of period .........   $   7,855     $   2,963
                                                       =========     =========


6. Inventories:

                                                        June 30,    December 31,
                                                          2002          2001
                                                          ----          ----

                  Raw materials ....................   $  10,728     $  13,489
                  Work-in-process ..................       1,038           708
                  Finished goods ...................      17,738        13,955
                                                       ---------     ---------
                    Total inventories ..............   $  29,504     $  28,152
                                                       =========     =========


7. Other Assets:

                                                        June 30,    December 31,
                                                          2002          2001
                                                          ----          ----

                  Capitalized software .............   $  20,922     $  18,419
                  Demonstration equipment ..........      19,861        20,781
                  Investment .......................         300           300
                  Other ............................         765           560
                                                       ---------     ---------
                            Total other assets .....      41,848        40,060
                  Accumulated amortization --
                    Capitalized software ...........      (6,930)       (5,807)
                    Demonstration equipment ........      (9,411)       (8,453)
                                                       ---------     ---------
                           Net other assets ........   $  25,507     $  25,800
                                                       =========     =========

     The Company capitalized $4,805 and $4,073 of software development costs in the six months ended June 30, 2002 and 2001, respectively. Amortization expense was $1,895 and $1,801 in the six months ended June 30, 2002 and 2001, respectively. The Company capitalized $2,354 and $1,903 in the three months ended June 30, 2002 and 2001, respectively, of software developments costs. Amortization expense was $986 and $898 in the three months ended June 30, 2002 and 2001, respectively. The Company wrote off net capitalized software costs totaling $1,403 and $3,336 in connection with the discontinuance of certain product lines in 2002 and 2001, respectively (see Note 5). Management reviews impairment of capitalized software on a quarterly basis. Based on this review, management does not believe an adjustment was necessary as of June 30, 2002.

     Demonstration equipment represents equipment at customer locations for demonstration purposes and equipment used for internal testing purposes. Demonstration equipment is amortized on a straight-line basis over a period not to exceed three years.

8. Goodwill and Intangible Assets

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets."

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

                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                                      --------                        --------
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
               Reported net loss .........................   $  (9,088)      $  (5,447)      $  (8,116)      $  (3,101)
               Goodwill amortization, net of tax .........          --             611              --           1,070
               Workforce amortization, net of tax ........          --              38              --              75
                                                             ---------       ---------       ---------       ---------
               Adjusted net loss .........................   $  (9,088)      $  (4,798)      $  (8,116)      $  (1,956)
                                                             =========       =========       =========       =========

               Basic and diluted earnings per share:
               Reported ..................................   $   (0.11)      $   (0.06)      $   (0.10)      $   (0.04)
               Goodwill amortization, net of tax .........          --              --              --            0.02
               Workforce amortization, net of tax ........          --              --              --              --
                                                             ---------       ---------       ---------       ---------
               Adjusted ..................................   $   (0.11)      $   (0.06)      $   (0.10)      $   (0.02)
                                                             =========       =========       =========       =========

     In accordance with the transition rules of SFAS No. 142 effective January 1, 2002, we established our reporting units based on our current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit. We further completed a review of previously acquired intangible assets, and as required by SFAS No. 142, intangible assets that did not meet the contractual or separable criteria of SFAS No. 141 were reclassified as goodwill. In total, $1,250 was reclassified as goodwill on January 1, 2002.

     We performed our transition impairment testing as of January 1, 2002. Step one involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was primarily based on discounted cash flow projections but we also considered factors such as market capitalization and recent merger transactions involving similar businesses. No net assets had carrying values in excess of their fair values, therefore it was not necessary to perform step two of the impairment testing provisions.

     Product rights represent technology licenses for three product lines. Amortization of the technology licenses commences upon general availability of the products and continues through the term of the license, not to exceed five years.

     The following table reflects the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Goodwill activity reflects purchase price adjustments for recently completed acquisitions. Product rights activity reflects the payment for additional licensed technologies.

                                                                  Unamortized             Amortized              Total
                                                                  -----------      -----------------------       -----
                                                                                   Developed      Product
                                                                    Goodwill      Technology      Rights
                                                                    --------      ----------     ---------
                  Weighted Average Useful Life .................                           9             4

                  January 1, 2002 gross balance ................      45,432           7,500        15,370        68,302
                  Adjustments ..................................         427              --         2,965         3,392
                                                                   ---------       ---------      --------     ---------
                  June 30, 2002 gross balance ..................      45,859           7,500        18,335        71,694

                  January 1, 2002 accumulated amortization .....                       1,203         2,609         3,812
                  Amortization                                                           427         2,104         2,531
                                                                                   ---------      --------     ---------
                  June 30, 2002 accumulated amortization .......                       1,630         4,713         6,343

                  Estimated Amortization
                  Expense:
                    For year ended December 31,
                                             2002                                        854         4,853
                                             2003                                        854         5,152
                                             2004                                        854         3,728
                                             2005                                        854         2,675
                                             2006                                        854            --

     As policy, we will conduct annual impairment testing of all goodwill and indefinite-lived intangibles during the fourth quarter. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization shall be reviewed for impairment in accordance with the provisions of SFAS 121 as superceded by SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

9. Debt:

     In connection with the acquisitions of Varcom Corporation ("Varcom") and Computerm Corporation ("Computerm") in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to the sellers of Varcom is $1,250 and is due in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at 10% and imputed interest expense was $36 and $104 for the three months and $71 and $207 for the six months ended June 30, 2002 and 2001, respectively.

     Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $5,200. There were no borrowings on the lines of credit as of June 30, 2002 or 2001. The lines of credit are guaranteed by SPX.

10. Commitments and Contingencies:

     In June 2001, the Company filed suit against Qwest Communications Inc. for breach of contract following its refusal to pay for approximately $5,000 of equipment. While the case is in early stages, management believes the amount is collectible.

     A shareholder class action was filed against the Company and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by the Company's alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in the Company's initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent initial public offerings and generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in Company's stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for the Company's shares) and dissemination of misleading market analysis on the Company's prospects; and (b) that the Company violated federal securities laws by not disclosing these underwriter arrangements in its prospectus. However, the defense has been tendered to the carriers of the Company's director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. Management believes, after consultation with legal counsel, that none of these contingencies will have a material adverse effect on the Company's financial condition or results of operations.

11. Capital Stock:

     In December 2001, the Board of Directors authorized the repurchase of up to $20,000 of Class B common stock. The purchases will be made at management's discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. The Company repurchased a total 1,780,782 Class B shares at a weighted average price of $6.03 per share for a total of $10,746 during the six months ended June 30, 2002.

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

     At June 30, 2002, there were 6,813,450 options outstanding to purchase Class B common stock at prices ranging from $4.35 to $25.63 per share. Outstanding stock options to purchase 6,793,150 and 6,607,850 of these shares were excluded from the earnings per share calculation for the three and six months periods ended June 30, 2002 respectively, as their impact would be antidilutive. Shares underlying all stock options were excluded from the earnings per share calculation for the three and six months ended June 30, 2001, as the impact would be antidilutive.

14. Comprehensive Income:

The components of comprehensive income (loss) are as follows:

                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                                      --------                        --------
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
               Net loss ..................................   $  (9,088)      $  (5,447)      $  (8,116)      $  (3,101)
               Foreign currency adjustments ..............       1,165            (184)            945            (419)
                                                             ---------       ---------       ---------       ---------

               Comprehensive income (loss)................   $  (7,923)      $  (5,631)      $  (7,171)      $  (3,520)
                                                             =========       =========       =========       =========

15. Segment and Geographic Information:

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes additional standards for segment reporting in the financial statements. Management has determined that operations may be aggregated into two segments for disclosure under SFAS 131. Inrange Technologies Corporation designs, manufactures, markets and services switching and networking products for storage and data networks. Inrange Global Consulting, Inc. is comprised of the three consulting businesses acquired in 2001 to help customers plan, assess and implement SANs and business continuance strategies. Information concerning segment information of the Company as prescribed by SFAS 131 is provided below:

                                                                              Three months ended               Six months ended
                                                                                   June 30,                        June 30,
                                                                                   --------                        --------
                                                                             2002            2001            2002            2001
                                                                             ----            ----            ----            ----
               Revenues:
                 Inrange Technologies Corporation                         $  44,531       $  69,406       $  98,067       $ 133,281
                 Inrange Global Consulting Inc.                               8,290              --          16,656              --
                                                                          ---------       ---------       ---------       ---------
                                                                          $  52,821       $  69,406       $ 114,723       $ 133,281
                                                                          =========       =========       =========       =========

               Operating (Income):
                 Inrange Technologies Corporation                         $ (14,670)      $ (10,051)      $ (12,756)      $  (7,450)
                 Inrange Global Consulting Inc.                                 172              --            (632)             --
                                                                          ---------       ---------       ---------       ---------
                                                                          $ (14,498)      $ (10,051)      $ (13,388)      $  (7,450)
                                                                          =========       =========       =========       =========

               Information concerning geographic information of the company as prescribed by SFAS 131 is provided below:


               Revenue:
                 United States ...........                                $  31,009       $  39,538       $  70,169       $  81,066
                 Europe ..................                                   15,093          20,326          30,731          36,435
                 Other International......                                    6,719           9,542          13,823          15,780
                                                                          ---------       ---------       ---------       ---------
                                                                          $  52,821       $  69,406       $ 114,723       $ 133,281
                                                                          =========       =========       =========       =========

                                                                           June 30,      December 31,
                                                                             2002            2001
                                                                             ----            ----
               Long-lived assets:
                 Domestic ................                                $ 104,912       $ 105,939
                 Foreign .................                                    8,567           7,686
                                                                          ---------       ---------
                                                                          $ 113,479       $ 113,625
                                                                          =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our unaudited consolidated financial statements and related notes. Since the filing of our December 31, 2001 Form 10-K, there have been no material changes to our accounting policies that are critical to our business operations and the understanding of our results of operations.


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

     In the second quarter 2002, we announced steps to reduce costs in response to revenue and margin pressures. In the second quarter of 2002, we recorded restructuring, special and asset impairment charges totaling $11.7 million. In addition, we recorded inventory write-offs totaling $0.2 million as a component of the cost of product revenues. We announced the decision to consolidate our engineering facilities into our Lumberton, New Jersey location. Facilities in Fairfax, Virginia were closed in June, 2002. Our engineering facilities in Shelton, Connecticut and Pittsburgh, Pennsylvania will be closed during the second half of 2002. We recorded restructuring, special and asset impairment charges totaling $6.5 million related to the facility consolidation. The restructuring and special charges primarily include severance and lease abandonment costs totaling $6.0 million. The asset impairment charges totaled $0.5 million and included asset write-downs associated with the facility closings. We recorded additional restructuring, special and asset impairment charges of $5.4 million related to our on-going efforts to reduce costs. The restructuring and special charges primarily include severance costs of $2.2 million. The asset impairment charges totaled $3.1 million consisting of asset write-downs associated with discontinued product lines.


Results of Operations

     The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                                    Three Months                     Six Months
                                                                   Ended June 30,                  Ended June 30,
                                                                2002            2001            2002            2001
                                                             ---------       ---------       ---------       ---------
               Revenue ...................................       100.0%          100.0%          100.0%          100.0%
               Gross margin ..............................        37.6%           37.2%           39.5%           41.9%
               Research, development and engineering .....        10.7%           10.1%           10.6%           11.0%
               Selling, general and administrative .......        31.8%           28.2%           30.1%           28.7%
               Operating loss ............................       (27.4)%        (14.5)%         (11.7)%          (5.6)%
               Net loss ..................................       (17.2)%          (7.8%)         (7.l)%          (2.3)%

Comparison of three months ended June 30, 2002 and 2001

     Revenue. Revenue for the three months ended June 30, 2002 was $52.8 million, a decrease of $16.6 million, or 23.9%, from $69.4 million for the three months ended June 30, 2001. Sales of our Fibre Channel directors were $11.6 million, an increase of $1.3 million, or 12.0%, from $10.3 million in the three-month period ended June 30, 2001. Sales of our SAN extension products for the three months ended June 30, 2002 were $9.5 million, a decrease of $8.2 million, or 46.4%, from $17.7 million in the three-month period ended June 30, 2001. Service revenues for the three months ended June 30, 2002 were $19.4 million, an increase of $5.7 million, or 41.3%, from $13.7 million for the three months ended June 30, 2001. The decrease in total revenue was driven primarily by the discontinuance of our telecommunications business, the decrease in revenue from other legacy products, a delayed partner qualification related to our SANs products and an overall slowdown in technology spending that affected all product lines. Revenue growth attributable to the acquisitions completed in 2001 was approximately $8.3 million and $3.0 million for the three months ended June 30, 2002 and 2001, respectively.

     Cost of Revenue. Our cost of revenue for the three months ended June 30, 2002 was $33.0 million, a decrease of $10.6 million, or 24.4%, from $43.6 million for the three months ended June 30, 2001. Special charges reflecting inventory write-offs associated with 2002 and 2001 restructurings are reflected in our cost of product revenue totaling $0.2 million and $4.9 million for the three months ended June 30, 2002 and 2001, respectively. Excluding these charges, cost of revenue for the three months ended June 30, 2002 was

$32.7 million, a decrease of $6.0 million, or 15.4%, from $38.7 million for the three months ended June 30, 2001. As a percentage of revenue, cost of revenue increased to 62.0% (excluding special charges) for the three months ended June 30, 2002 from 55.7% (excluding special charges) for the three months ended June 30, 2001. The increase in cost as a percentage of revenue was related primarily to the change in product mix from higher margin SAN extension and other legacy products and a shift in revenues toward FC 9000 and professional consulting revenues that typically carry lower margins.

     Research, Development and Engineering. Research, development and engineering expenses for the three months ended June 30, 2002 were $5.7 million, a decrease of $1.3 million from $7.0 million for the three months ended June 30, 2001. The decrease was a result of reductions in headcount related to the discontinuance of the telecommunication product line in the second half of 2001 and further headcount reductions taken in 2002. As a percentage of revenue, research, development and engineering expenses were 10.7% for the three months ended June 30, 2001 as compared to 10.1% for the three months ended June 30, 2000. Including capitalized software, research, development and engineering spending was $8.1 million for the three months ended June 30, 2002, or 15.2% of revenue, compared to $9.2 million, or 13.2% of revenue, for the three months ended June 30, 2001. The increase in research and development expense as a percentage of revenues is due to decreased revenues and continued investment in next generation products.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2002 were $16.8 million, a decrease of $2.8 million from $19.6 million for the three months ended June 30, 2001. The decrease was primarily due to reductions in workforce and other cost reduction initiatives undertaken in 2002 and 2001. As a percentage of revenue, selling, general and administrative expenses were 31.2% for the three months ended June 30, 2002, compared to 28.2% for the three months ended June 30, 2001. The increase in general and administrative expense as a percentage of revenues is due to decreased revenues and the acquisition of the professional consulting businesses, which were partially offset by the reductions in force and cost savings initiatives.

     Special charges. Special charges for the six months ended June 30, 2002 were $11.7 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. The charges include $5.4 million for a reduction in sales, marketing, operations and engineering headcount of approximately 172 employees. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002. Other costs included in special charges were $2.8 million related to lease abandonment costs, $0.5 million associated with asset write-downs associated with the facility consolidation, $0.2 million related to other costs associated with the facility consolidation and $2.8 million related to asset write-downs associated with discontinued product lines.

     Special charges for the six months ended June 30, 2001 were $8.0 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and the exit from the telecommunications business. The charges include $2.6 million for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. A majority of the payments associated with this restructuring were completed in 2001. Other costs included in special charges were $4.8 million related to asset write-downs associated with discontinued product lines and $0.6 million associated with continuing obligations related to discontinued product lines.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three-month periods ended June 30, 2002 and 2001 was $0.2 million and $1.3 million, respectively. The decrease was a result of the discontinuance of goodwill amortization due to the adoption of SFAS 142.

     Interest Income. Interest income for the three months ended June 30, 2002 and 2001 was $0.4 million and $1.3 million, respectively, primarily representing interest earned from our demand note with SPX. The decrease in interest income is a result of the decrease in the principal amount of the note as we drew down funds for operating expenses and capital expenditures. In addition, the interest rate on the demand note was reduced from 8.5% to 5.6% due to a reduction in the borrowing rate of SPX, our parent company.

     Interest expense for the three months ended June 30, 2002 was $0.1 million, compared to $0.2 million for the three months ended June 30, 2001. Interest expense was principally interest accrued on our notes to sellers related to business acquisitions in 2000.

     Income Taxes. Our effective tax rate for the three months ended June 30, 2002 and 2001 was 36.3% and 40%, respectively.

Comparison of six months ended June 30, 2002 and 2001

     Revenue. Revenue for the six months ended June 30, 2002 was $114.7 million, a decrease of $18.6 million, or 13.9%, from $133.3 million for the six months ended June 30, 2001. Sales of our Fibre Channel directors were $24.7 million, an increase of $6.0 million, or 32.1%, from $18.7 million in the six-month period ended June 30, 2001. Sales of our SAN extension products for the six months ended June 30, 2002 were $24.9 million, a decrease of $7.1 million, or 22.2%, from $32.0 million in the six-month period ended June 30, 2001. Service revenues for the six months ended June 30, 2002 were $37.7 million an increase of $11.6 million, or 44.7%, from $26.1 million for the six months ended June 30, 2001. The decrease in total revenue was driven primarily by the discontinuance of our telecommunications business, the decrease in revenue from other legacy products, a delayed partner qualification related to our SANs products and an overall slowdown in technology spending that affected all product lines. Revenue growth attributable to the acquisitions completed in 2001 was approximately $15.7 million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively.

     Cost of Revenue. Our cost of revenue for the six months ended June 30, 2002 was $69.4 million, a decrease of $8.1 million, or 10.5%, from $77.5 million for the six months ended June 30, 2001. Special charges reflecting inventory write-offs associated with 2002 and 2001 restructurings are reflected in our cost of revenue totaling $0.2 million and $4.9 million for the six months ended June 30, 2002 and 2001, respectively. Excluding these charges, cost of sales for the six months ended June 30, 2002 was $69.2 million, a decrease of $3.4 million, or 4.7%, from $72.6 million for the six months ended June 30, 2001. As a percentage of revenue, cost of revenue increased to 60.3% (excluding special charges) for the six months ended June 30, 2002 from 54.5% (excluding special charges) for the six months ended June 30, 2001. The increase in cost as a percentage of revenue was related primarily to the change in product mix from higher margin. SAN extension and other legacy products and a shift in revenues toward FC 9000 and professional consulting revenues that typically carry lower margins. These cost increases were partially offset by decreased service costs as a percentage of revenues due to cost containment initiatives and increased margins on professional services.

     Research, Development and Engineering. Research, development and engineering expenses for the six months ended June 30, 2002 were $12.1 million, a decrease of $2.5 million from $14.6 million for the six months ended June 30, 2001. As a percentage of revenue, research, development and engineering expenses were 10.6% for the six months ended June 30, 2002 as compared to 11.0% for the six months ended June 30, 2001. The decrease was a result of reductions in headcount related to the divestiture of the Telecom product line in the second half of 2001 and additional headcount reductions taken in 2002. Including capitalized software, research development and engineering spending was $16.9 million for the six months ended June 30, 2002, or 14.7% of revenue, compared to $18.9 million, or 14.2% of revenue, for the six months ended June 30, 2001. The increase in research and development expense as a percentage of revenues is due to decreased revenues and continued investment in next generation products.

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2002 were $34.5 million, a decrease of $3.8 million from $38.3 million for the six months ended June 30, 2001. The decrease was primarily due to reductions in workforce and other cost reduction initiatives undertaken in 2002 and 2001. As a percentage of revenue, selling, general and administrative expenses were 30.1% for the six months ended June 30, 2002, compared to 28.7% for the six months ended June 30, 2001. The increase in general and administrative expense as a percentage of revenues is due to decreased revenues and the acquisition of the professional consulting businesses, which was partially offset by the reductions in force and cost savings initiatives.

     Special charges. Special charges for the six months ended June 30, 2002 were $11.7 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. The charges include $5.4 million for a reduction in sales, marketing, operations and engineering headcount of approximately 172 employees in selected non-strategic product areas. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002. Other costs included in special charges were $2.8 million related to lease abandonment costs, $0.5 million associated with asset write-downs associated with the facility consolidation, $0.2 million related to other costs associated with the facility consolidation and $2.8 million related to asset write-downs associated with discontinued product lines.

     Special charges for the six months ended June 30, 2001 were $8.0 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and the exit from the telecommunications business. The charges include $2.6 million for a reduction in sales, marketing, operations and engineering headcount of approximately 77 employees in selected non-strategic product areas. A majority of the payments associated with this restructuring were completed in 2001. Other costs included in special charges were $4.8 million related to asset write-downs associated with discontinued product lines and $0.6 million associated with continuing obligations related to discontinued product lines.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the six-month periods ended June 30, 2002 and 2001 was $0.4 million and $2.3 million, respectively. The decrease was a result of the discontinuance of goodwill amortization due to the adoption of SFAS 142.

     Interest Income. Interest income for the six months ended June 30, 2002 and 2001 was $1.0 million and $2.8 million, primarily representing interest earned from our demand note with SPX. The decrease in interest income is a result of the decrease in the principal amount of the note as we drew down funds for operating expenses and capital expenditures. In addition, the interest rate on the demand note was reduced from 8.48% to 5.56% due to a reduction in the borrowing rate of SPX.

     Interest expense for the six months ended June 30, 2002 was $0.2 million, compared to $0.4 million for the six months ended June 30, 2001. Interest expense was principally interest accrued on our notes to sellers related to business acquisitions in 2000.

     Income Taxes. Our effective tax rates for the six months ended June 30, 2002 and 2001 were 35.9% and 40%, respectively.

Liquidity and Capital Resources

     Cash flow used in operating activities was $6.3 million for the six months ended June 30, 2002. During this period, cash flow used in operations principally consisted of payments of special charges and disposition related accruals as well as decreases in accounts payable and accrued expenses due to decreased purchasing to support 2002 revenue levels and the timing of certain expenditures. Cash flow used in operations was partially offset by a decrease in accounts receivable due to decreased revenues in the second quarter.

     Cash flow from investing activities was $16.9 million for the six months ended June 30, 2002. Cash flows from investing activities were generated primarily from the reduction in the demand note from SPX, offset by purchases of property and equipment and capitalized software costs.

     As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, the majority of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the three months ended June 30, 2002 the weighted average interest rate was 5.56%. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. Management believes that as of June 30, 2002 the note from SPX is fully realizable.

     For the three months ended June 30, 2002, net cash used in financing activities was $10.7 million, consisting of net cash outflows related to the repurchase of 1,780,782 Class B shares.

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

Recent Accounting Pronouncements

     On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See
Note 8 to the Unaudited Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material to the financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. Management is in the process of evaluating the impact of implementing SFAS 146 and is unable to estimate the effect if any on the financial statements. SFAS no 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early application encouraged.

                              --------------------

     Certain portions of this report, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Unaudited Consolidated Financial Statements", contain forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward-looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to the matters discussed in this report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date hereof. Reference is made to our Form 10-K for the year ended December 31, 2001, including, but not limited to the "Factors that May Affect Future Results", "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Business" section of the Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward-looking statements. In addition, management's estimates of future operating results are based on the current business, which is constantly subject to change as management implements its strategy. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at June 30, 2002 was 5.56%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. Given the loan balance at June 30, 2002, a one percentage point decrease in the interest rate would result in approximately $0.1 million less interest income on an annual basis, assuming the loan balance did not change.

     We maintain operations in a number of foreign countries. Included in the unaudited consolidated balance sheet at June 30, 2002 are current assets and current liabilities of $27,591 and $12,922, respectively which are settled in foreign currencies. We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

PART II. Other Information

Item 1. Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the outcome of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

     During the second quarter of 2001, we filed a breach of contract lawsuit against Qwest Communications, Inc. following its refusal to pay us for approximately $5 million of equipment. It is too early in the proceeding to form a definitive opinion concerning the ultimate outcome, but we believe that the amount is collectible.

     A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in our stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated federal securities laws by not disclosing these underwriter arrangements in our prospectus. At this point, it is too early to express an opinion concerning the outcome of this matter. However, the defense has been tendered to the carriers of our director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. Management believes, after consultation with legal counsel, that none of these contingencies will have a material adverse effect on our financial condition or results of operations.


Item 4. Submission of matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on April 26, 2002 at which shareholders elected three directors to three-year terms expiring in 2004 and ratified our 2000 Stock Compensation Plan.

     The results of the voting in connection with the above items were as follows:

                                                For             Withheld/Against
                                                ---             ----------------

     Proposal 1 - Election of Directors

     Lewis H. Kling                        384,311,651.32       1,628,986.00
     Patrick J. O'Leary                    385,842,736.32          97,901.00
     Bruce J. Ryan                         385,794,203.32          95,429.00

                                                                    For             Against         Abstain
                                                                    ---             -------         -------
Proposal 2 - Ratification of 2000 Stock Compensation Plan      380,185,412.58     2,911,428.00     17,503.00

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       3.1     -     Amended and Restated By-Laws of Inrange Technologies
                     Corporation.

      *3.2     -     Amended and Restated Certificate of Incorporation of
                     Inrange Technologies Corporation (Exhibit 3.3 to the Form
                     S-1 Registration Statement (No. 333-38592)).

      *4.1     -     Form of Inrange Technologies Corporation Class B common
                     stock certificate (Exhibit 4.1 to the Form S-1 Registration
                     Statement (No. 333-38592)).

     *10.1     -     Tax Sharing Agreement between Inrange Technologies
                     Corporation and SPX Corporation (Exhibit 10.1 to the Form
                     S-1 Registration Statement (No. 333-38592)).

     *10.2     -     Management Services Agreement between Inrange Technologies
                     Corporation and SPX Corporation (Exhibit 10.2 to the Form
                     S-1 Registration Statement (No. 333-38592)).

     *10.3     -     Registration Rights Agreement between Inrange Technologies
                     Corporation and SPX Corporation (Exhibit 10.3 to the Form
                     S-1 Registration Statement (No. 333-38592)).

     *10.4     -     Trademark License Agreement between Inrange Technologies
                     Corporation and SPX Corporation (Exhibit 10.4 to the Form
                     S-1 Registration Statement (No. 333-38592)).

     *10.5     -     Inrange Technologies Corporation 2000 Stock Compensation
                     Plan (Exhibit 10.8 to the Form S-1 Registration Statement
                     (No. 333-38592)).

     *10.6     -     Loan Agreement, between Inrange Technologies Corporation
                     and SPX Corporation (Exhibit 10.9 to the Form S-1
                     Registration Statement (No. 333-38592)).

     *10.7     -     Employee Matters Agreement between Inrange Technologies
                     Corporation and SPX Corporation (Exhibit 10.10 to the Form
                     S-1 Registration Statement (No. 333-38592)).

     *10.8     -     Inrange Technologies Corporation Employee Stock Purchase
                     Plan (Exhibit 4.3 to the Company's Form S-8 Registration
                     Statement (No. 333-46402)).

     *10.9     -     Inrange Technologies Corporation Executive EVA Incentive
                     Compensation Plan (Exhibit 10.12 to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended
                     September 30, 2000 (File No. 000-31517)).

     *10.10 Amendment to Inrange Technologies Corporation Executive EVA Incentive Compensation Plan - (Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-31517)).

      99.1     -     Certificate of Chief Executive and Chief Financial
                     Officers.

   *                 Incorporated by reference, as indicated.

(b)  Reports on Form 8-K
     On June 10, 2002, we filed a Form 8-K announcing that we dismissed Arthur Andersen LLP as our principal public accountants and engaged Deloitte & Touche LLP to serve as our public accountants for fiscal year 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INRANGE TECHNOLOGIES CORPORATION

Date: August 13, 2002           By:   /s/ John R. Schwab
                                      -------------------
                                      John R. Schwab, Vice President and Chief
                                      Financial Officer (duly authorized officer
                                      and principal financial officer)