Form 10-Q
period 2002-09-30
INRANGE TECHNOLOGIES CORP
filed 2002-11-14
CIK 1114674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                                   Yes  X   No__
                                       ---


          Common shares outstanding as of November 8, 2002- 82,138,452

                        INRANGE TECHNOLOGIES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
  PART I       FINANCIAL INFORMATION

  Item 1.      Unaudited Consolidated Financial Statements

               Unaudited Consolidated Balance Sheets at September 30, 2002 and December 31, 2001                 3

               Unaudited Consolidated Statements of Operations for the Three and Nine months Ended
               September 30, 2002 and 2001                                                                       4

               Unaudited Consolidated  Statements of Cash Flows for the Nine months Ended September 30,
               2002 and 2001                                                                                     5

               Notes to Unaudited Consolidated Financial Statements                                              6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations           14

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       21

  Item 4.      Controls and Procedures                                                                          21

 PART II       OTHER INFORMATION

  Item 1.      Legal Proceedings                                                                                22

  Item 6.      Exhibits and Reports on Form 8-K                                                                 23

               SIGNATURES                                                                                       25

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

                        INRANGE TECHNOLOGIES CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       September 30,   December  31,
                                                                                            2002           2001
                                                                                            ----           ----
           ASSETS
           CURRENT ASSETS:
             Cash and equivalents ..................................................    $  17,335       $  17,029
             Demand note from SPX ..................................................       13,949          42,175
             Accounts receivable, net ..............................................       55,711          70,912
             Inventories ...........................................................       31,849          28,152
             Prepaid expenses and other ............................................        2,808           3,179
             Deferred income taxes .................................................        4,612           4,612
                                                                                        ---------       ---------
                     Total current assets ..........................................      126,264         166,059
           PROPERTY, PLANT AND EQUIPMENT, net ......................................       21,420          23,335
           DEFERRED INCOME TAXES ...................................................        7,908           7,908
           GOODWILL ................................................................       46,759          45,432
           INTANGIBLE ASSETS .......................................................       18,747          19,058
           OTHER ASSETS, net .......................................................       26,905          25,800
                                                                                        ---------       ---------
                     Total assets ..................................................    $ 248,003       $ 287,592
                                                                                        =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
             Short-term borrowings and current portion of long-term debt ...........    $       -       $   1,167
             Accounts payable .....................................................        20,788          29,527
             Accrued expenses .....................................................        24,049          32,095
             Deferred revenue .....................................................        12,908          11,934
                                                                                        ---------       ---------
                     Total current liabilities ....................................        57,745          74,723
                                                                                        ---------       ---------
           COMMITMENTS AND CONTINGENCIES (Note 10)
           STOCKHOLDERS' EQUITY:
             Preferred stock, $0.01 par value, 20,000,000 shares
              authorized and none issued and outstanding .........................             --              --
             Class A common stock, $0.01 par value, 150,000,000
              shares authorized, 75,633,333 shares issued and outstanding ........            756             756
             Class B common stock, $0.01 par value, 250,000,000 shares
              authorized, 8,855,000 shares issued, of which 2,304,482 are
              being held as treasury stock .......................................             89              89
             Additional paid-in capital ..........................................        151,478         151,478
             Retained earnings ...................................................         48,719          59,878
             Less: Treasury stock (2,304,482 Class B shares at cost) .............        (12,459)             --
             Accumulated other comprehensive income ..............................          1,675             668
                                                                                        ---------       ---------
                     Total stockholders' equity ..................................        190,258         212,869
                                                                                        ---------       ---------
                     Total liabilities and stockholders' equity ..................      $ 248,003       $ 287,592
                                                                                        =========       =========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                               Three Months Ended            Nine months Ended
                                                 September  30,                September  30,
                                          ---------------------------   ---------------------------
                                               2002          2001           2002            2001
                                          ------------   ------------   ------------    -----------
REVENUE:
  Product revenue ......................   $    35,453   $    37,852     $   112,439    $   145,060
  Service revenue ......................        17,460        17,192          55,197         43,265
                                           -----------   -----------     -----------    -----------
          Total revenue ................        52,913        55,044         167,636        188,325
                                           -----------   -----------     -----------    -----------
COST OF REVENUE:
  Cost of product revenue ..............        22,125        23,913          68,316         84,350
  Cost of service revenue ..............        10,729        11,015          33,898         28,061
                                           -----------   -----------     -----------    -----------
          Total cost of revenue ........        32,854        34,928         102,214        112,411
                                           -----------   -----------     -----------    -----------
             Gross margin ..............        20,059        20,116          65,422         75,914
                                           -----------   -----------     -----------    -----------
OPERATING EXPENSES:
  Research, development and
     engineering .......................         6,212         6,754          18,320         21,371
  Selling, general and administrative           15,732        17,662          50,272         55,927
  Special charges ......................         1,488         2,700          13,164         10,727
  Amortization of goodwill and other
     intangibles .......................           214         1,333             641          3,668
                                           -----------   -----------     -----------    -----------

          Operating expenses ...........        23,646        28,449          82,397         91,693
                                           -----------   -----------     -----------    -----------
OPERATING LOSS .........................        (3,587)       (8,333)        (16,975)       (15,779)
INTEREST INCOME ........................          (199)         (145)           (348)          (535)
INTEREST INCOME RELATED PARTY ..........           (55)         (798)           (888)        (3,203)
INTEREST EXPENSE .......................            61           126             254            499
INTEREST EXPENSE RELATED PARTY .........            71            60             114            129
OTHER (INCOME) EXPENSE .................           (19)         (271)              9           (211)
                                           -----------   -----------     -----------    -----------
     Loss before income taxes ..........        (3,446)       (7,305)        (16,116)       (12,458)
INCOME TAXES ...........................          (403)       (2,931)         (4,957)        (4,986)
                                           -----------   -----------     -----------    -----------
NET LOSS ...............................   $    (3,043)  $    (4,374)    $   (11,159)   $    (7,472)
                                           ===========   ===========     ===========    ===========
LOSS PER SHARE:
Basic and diluted ......................   $     (0.04)  $     (0.05)    $     (0.13)   $     (0.09)
                                           ===========   ===========     ===========    ===========
Shares used in computing basic and
     diluted loss per share ............    82,414,051    84,488,333      83,428,549     84,488,333
                                           ===========   ===========     ===========    ===========

        The accompanying notes are an integral part of these statements.

                        INRANGE TECHNOLOGIES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine months ended
                                                                          September 30,
                                                                       -------------------
                                                                         2002       2001
                                                                       --------   --------
Cash Flow from (used in) Operating Activities:
  Net loss ........................................................... $(11,159)  $ (7,472)
  Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation .....................................................    6,690      4,922
    Amortization of goodwill and other intangibles ...................    3,963      4,988
    Amortization of other assets .....................................    8,010      6,597
    Accretion of debt on seller notes ................................       83        277
    Non-cash special charges .........................................    3,356      7,473
  Changes in operating assets and liabilities:
    Accounts receivable ..............................................   15,201     18,714
    Inventories ......................................................   (3,697)     1,920
    Prepaid expenses and other current assets ........................      371      2,450
    Accounts payable .................................................   (8,739)     1,271
    Accrued expenses .................................................   (8,633)   (11,021)
    Deferred revenue .................................................      974       (809)
                                                                       --------   --------
         Net cash from operating activities ..........................    6,420     29,310
                                                                       --------   --------
Cash Flow from (used in) Investing Activities:
  Purchases of property, plant and equipment, net ....................   (5,243)    (8,296)
  Cash paid for business acquired, net of cash acquired ..............     (826)   (19,364)
  Decrease in demand note from SPX Corporation .......................   28,226     17,873
  Capitalized software costs .........................................   (6,648)    (6,981)
  Increase in demonstration equipment and other assets ...............   (3,921)    (6,592)
  Payments for product rights ........................................   (5,000)    (5,111)
                                                                       --------   --------
     Net cash from (used in) investing activities ....................    6,588    (28,471)
                                                                       --------   --------
Cash Flow from (used in) Financing Activities:
  Payments on long-term debt .........................................   (1,250)    (4,865)
  Purchase of treasury stock .........................................  (12,459)        --
                                                                       --------   --------
     Net cash used in financing activities ...........................  (13,709)    (4,865)
                                                                       --------   --------
Effect of Foreign Currency Translation ...............................    1,007        231
                                                                       --------   --------
Net Increase (Decrease) in Cash and Equivalents ......................      306     (3,795)
Cash and Equivalents at Beginning of Period ..........................   17,029     22,646
                                                                       --------   --------
Cash and Equivalents at End of Period ................................ $ 17,335   $ 18,851
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

     The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. In 2001, one of the Company's customers filed for bankruptcy. Until the bankruptcy case is resolved, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. One customer represented 14.2% and 13.5% of total revenue in the three-month and nine-month periods ended September 30, 2002, respectively. This customer represented 10.2% of accounts receivable as of September 30, 2002.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, " Accounting for Income taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation allowance would be recorded if it is more likely than not that all or a portion of the deferred tax asset would not be realized.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material to the financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. Management is in the process of evaluating the impact of implementing SFAS No. 146 and is unable to estimate the effect, if any, on the financial statements. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early application encouraged.

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

     The acquisitions were recorded using the purchase method of accounting and accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of the acquisitions, net of acquired cash, was $20,048, of which $5,731 was allocated to net tangible assets and the remaining $14,317 was classified as goodwill and other intangibles. The net cash paid for the acquisitions completed in 2001 was $19,634. This amount includes additional payments to sellers in 2001 of $1,304 and excludes $47 of acquired cash. The purchase price allocation was based on preliminary estimates, currently available information and certain assumptions that we deemed appropriate.

     The following unaudited pro forma information presents the results of the Company's operations for the three and nine months ended September 30, 2001 as though each of the acquisitions had been completed as of January 1, 2001. The actual results for the three and nine months ended September 30, 2002 are presented for comparative purposes:

                                                                       Three months Ended            Nine months Ended
                                                                       ------------------            -----------------
                                                                          September 30,                 September 30,
                                                                          ------------                  ------------
                                                                        2002          2001          2002          2001
                                                                        ----          ----          ----          ----

                    Total revenue .................................  $    52,913  $    56,429   $   167,636   $   200,112
                                                                     ===========  ===========   ===========   ===========
                    Net loss ......................................  $    (3,043) $    (4,703)  $   (11,159)  $    (8,812)
                                                                     ===========  ===========   ===========   ===========
                    Basic and diluted loss per common share .......  $     (0.04) $     (0.06)  $     (0.13)  $     (0.10)
                                                                     ===========  ===========   ===========   ===========

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of January 1, 2001 or the results that may occur in the future.

4.   Transactions with SPX:

     There are no intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to its subsidiaries' operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The unaudited consolidated financial statements reflect allocated charges from SPX for these services of $38 and $50 for the three months and $114 and $150 for the nine months ended September 30, 2002 and 2001, respectively. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $3,570 and $2,118 for the three months and $7,042 and $6,002 for the nine months ended September 30, 2002 and 2001, respectively.

     Advances and other intercompany charges after the initial public offering are recorded as a component of the demand note due from SPX. As of September 30, 2002, the demand note from SPX was $13,949. The demand note bears interest at the average rate of the SPX credit facilities (4.4% at September 30, 2002) and the interest is recorded on a monthly basis as interest income. The accompanying statements of operations include interest income of $55 and $798 for the three months and $888 and $3,203 for the nine months ended September 30, 2002 and 2001, respectively, relating to interest income from the demand note from SPX.

5.   Special charges:

     The Company recorded special charges of $13,164 and $10,727 in the nine months ended September 30, 2002 and 2001, respectively, for restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

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

     The $11,676 of special charges include $5,353 for a reduction in sales, marketing, operations and engineering headcount of approximately 172 employees, of which 134 have terminated as of September 30, 2002. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002. Other costs included in special charges were $2,796 related to lease abandonment costs, $468 associated with asset write-downs associated with the facility consolidation and $2,888 related to asset write-downs associated with discontinued product lines. Also included are $171 of other costs associated with the facility consolidation which were expensed as incurred. The majority of the severance and other payments associated with this initiative are expected to be paid in 2002.

     In the third quarter of 2002, the Company recorded $1,488 of special charges. These costs, which were expensed as incurred, included costs related to employee relocation and equipment moving associated with the facility consolidation. The Company has estimated future costs associated with the facility consolidation to total approximately $1,000 and the majority of the expenses are expected to be paid in 2002.

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

     The $8,027 of special charges includes $2,602 for a reduction in sales, marketing, operations and engineering headcount of 77 employees, all of which were terminated as of September 30, 2002, in selected non-strategic product areas. Other costs are $4,773 related to asset write-downs associated with discontinued product lines and $652 associated with existing obligations related to discontinued product lines. The remainder of the severance and other payments associated with this initiative is expected to be paid in 2002.

     In the third quarter of 2001, the Company recorded a special charge of $2,700 related to the write down of a strategic investment made in a supplier.

     The following table details the changes to the Company's disposition related accruals through September 30, 2002:

                                                                  Nine months ended
                                                                    September 30,
                                                                    -------------
                                                                   2002        2001
                                                                   ----        ----
                        Balance at beginning of period ........ $   7,875    $    291
                        Special charges .......................     8,320       3,254
                        Cash payments .........................   (10,631)     (1,501)
                                                                ---------   ---------
                        Balance at end of period .............. $   5,564    $  2,044
                                                                =========    ========


6.   Inventories:

                                                                September 30,   December 31,
                                                                    2002           2001
                                                                    ----           ----
                        Raw materials .........................  $  14,785       $ 13,489
                        Work-in-process .......................      2,086            708
                        Finished goods ........................     14,978         13,955
                                                                 ---------       --------
                          Total inventories ...................  $  31,849       $ 28,152
                                                                 =========       ========


7.   Other Assets:

                                                                September 30,   December 31,
                                                                    2002           2001
                                                                    ----           ----
                        Capitalized software ..................  $  22,167       $ 18,419
                        Demonstration equipment ...............     21,488         20,781
                        Investment ............................        300            300
                        Other .................................        908            560
                                                                 ---------       --------
                                  Total other assets ..........     44,863         40,060
                        Accumulated amortization--
                          Capitalized software ................     (7,298)        (5,807)
                          Demonstration equipment .............    (10,660)        (8,453)
                                                                 ---------       --------
                                 Net other assets .............  $  26,905       $ 25,800
                                                                 =========       ========

     The Company capitalized $6,648 and $6,981 of software development costs in the nine months ended September 30, 2002 and 2001, respectively. Amortization expense was $2,888 and $2,585 in the nine months ended September 30, 2002 and 2001, respectively. The Company capitalized $1,843 and $2,908 in the three months ended September 30, 2002 and 2001, respectively, of software developments costs. Amortization expense was $993 and $784 in the three months ended September 30, 2002 and 2001, respectively. The Company wrote off net capitalized software costs totaling $1,403 and $3,336 in connection with the discontinuance of certain product lines in 2002 and 2001, respectively (see
Note 5). Management reviews impairment of capitalized software on a quarterly basis. Based on this review, management does not believe an adjustment was necessary as of September 30, 2002.

     Demonstration equipment represents equipment at customer locations for demonstration purposes and equipment used for internal testing purposes. Demonstration equipment is amortized on a straight-line basis over a period not to exceed three years.

8.   Goodwill and Other Intangibles

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite or as yet to be determined useful lives. The pro forma impact of this change for the three and nine months ended September 30, 2001 is presented below. The actual results for the three and nine months ended September 30, 2002 are presented for comparative purposes:

                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                              -------------            -------------
                                                                            2002         2001         2002         2001
                                                                            ----         ----         ----         ----
                         Reported net loss ............................  $  (3,043)  $  (4,374)   $  (11,159)  $  (7,472)
                         Goodwill amortization, net of tax ............         --         634            --       1,704
                         Workforce amortization, net of tax ...........         --          38            --         113
                                                                         ---------   ---------    ----------   ---------
                         Adjusted net loss ............................  $  (3,043)  $  (3,702)   $  (11,159)  $  (5,655)
                                                                         =========   =========    ==========   =========

                         Basic and diluted loss per share:
                           Reported ...................................  $   (0.04)  $   (0.05)   $   (0.13)   $   (0.09)
                           Goodwill amortization, net of tax ..........         --        0.01           --         0.02
                           Workforce amortization, net of tax .........         --          --           --           --
                                                                         ---------   ---------    ---------    ---------
                           Adjusted loss per share ....................  $   (0.04)  $   (0.04)   $   (0.13)   $   (0.07)
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

     We performed our transition impairment testing as of January 1, 2002. Step one involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was primarily based on discounted cash flow projections but we also considered factors such as market capitalization and recent merger transactions involving similar businesses. No reporting units had net assets with carrying values in excess of their fair values, therefore it was not necessary to perform step two of the impairment testing provisions.

     Product rights represent technology licenses for three product lines. Amortization of the technology licenses is included in cost of product revenue and commences upon general availability of the products and continues through the term of the license, not to exceed five years.

     The following table reflects the initial identification and assignment of goodwill and intangible assets to the reporting units and category of intangible assets as of January 1, 2002. Thereafter, activity reflects purchase price for acquisitions completed not more than one year prior to the date of adjustment and amortization. This information is presented on a consolidated basis.

                                                            Unamortized           Amortized           Total
                                                            -----------          -----------          -----
                                                                           Developed      Product
                                                             Goodwill      Technology     Rights
                                                             --------      ----------     ------
                  Weighted Average Useful Life ........                        9             4

                  January 1, 2002 gross balance .......        45,432         7,500        15,370      68,302
                  Adjustments .........................         1,327            --         3,652       4,979
                                                            ---------     ---------     ---------    --------
                  September 30, 2002 gross balance ....        46,759         7,500        19,022      73,281

                  January 1, 2002 accumulated
                    amortization ......................                       1,203         2,609       3,812
                  Amortization ........................                         641         3,322       3,963
                                                                          ---------     ---------    --------
                  September 30, 2002 accumulated
                    amortization ......................                       1,844         5,931       7,775


                  Estimated Amortization Expense:
                    For year ended December 31,
                                                 2002                           854         4,853
                                                 2003                           854         5,152
                                                 2004                           854         3,728
                                                 2005                           854         2,675
                                                 2006                           854            --

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

9.  Debt:

     In connection with the acquisitions of Varcom Corporation ("Varcom") and Computerm Corporation ("Computerm") in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to the sellers of Varcom was $1,250 and was paid in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at 10% and imputed interest expense was $12 and $70 for the three months and $83 and $277 for the nine months ended September 30, 2002 and 2001, respectively.

     Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $2,000. There were no borrowings on the lines of credit as of September 30, 2002 or 2001. The lines of credit are guaranteed by SPX.

10.  Commitments and Contingencies:

     In June 2001, the Company filed suit against Qwest Communications Inc. for breach of contract following its refusal to pay for approximately $5,000 of custom manufactured telecommunications equipment. Management and legal counsel believe that it is highly probable that a judgment will be awarded in our favor.

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

11.  Capital Stock:

     In December 2001, the Board of Directors authorized the repurchase of up to $20,000 of Class B common stock. The purchases will be made at management's discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. The Company has repurchased a total 2,304,482 Class B shares at a weighted average price of $5.40 per share for a total of $12,459 through September 30, 2002.

12.  Stockholders' Equity:

     On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. During the third and fourth quarters of 2000, the Company recorded charges to the statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis. In connection with the issuance of Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," ("FIN 44") and interpretations thereof, the accounting for options granted to parent company employees has been modified. Under interpretations outlined in Emerging Issue Task Force Issue 00-23, the Company is no longer required to record a charge for the options granted to parent company employees and such options should be treated as a dividend to the parent. On January 1, 2001, the Company recorded a non-cash "deemed dividend" of $17,532, which represents the value of the previously granted options at that date as measured by the Black-Scholes option pricing model.

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

     At September 30, 2002, there were 6,402,900 options outstanding to purchase Class B common stock at prices ranging from $2.54 to $25.63 per share. These stock options were not included in the earnings per share calculation for the three or nine months ended September 30, 2002 and 2001, as the impact would be antidilutive.

14.  Comprehensive Loss:

The components of comprehensive loss are as follows:

                                                        Three months ended    Nine months ended
                                                          September 30,         September 30,
                                                          -------------         -------------
                                                          2002      2001       2002       2001
                                                          ----      ----       ----       ----
              Net loss .............................   $  (3,043)  $(4,374)  $(11,159)   $(7,472)

              Foreign currency adjustments .........          62       649      1,007        231
                                                       ---------   --------  ---------   --------

              Comprehensive loss ...................    $(2,981)   $(3,725)  $(10,152)   $(7,241)
                                                        ========   ========  =========   ========

15.  Segment Information:

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes additional standards for segment reporting in the financial statements. Management has determined that operations may be aggregated into two segments for disclosure under SFAS No. 131. Inrange Technologies Corporation designs, manufactures, markets and services switching and networking products for storage and data networks. Inrange Global Consulting, Inc. is comprised of the three consulting businesses acquired in 2001 to help customers plan, assess and implement SANs and business continuance strategies. Information concerning segment information of the Company as prescribed by SFAS No. 131 is provided below:

                                                             Three months ended        Nine months ended
                                                                September 30,            September 30,
                                                                -------------            -------------
                                                              2002         2001        2002         2001
                                                              ----         ----        ----         ----
                  Revenues:
                       Inrange Technologies Corporation     $  46,072    $  49,144   $ 145,139   $ 178,256
                       Inrange Global Consulting, Inc.          6,841        5,900      22,497      10,069
                                                            ---------    ---------   ---------   ---------
                                                            $  52,913    $  55,044   $ 167,636   $ 188,325
                                                            =========    =========   =========   =========

                  Operating loss:
                       Inrange Technologies Corporation     $  (3,038)   $  (7,988)  $ (15,794)  $ (15,097)
                       Inrange Global Consulting, Inc.           (549)        (345)     (1,181)       (682)
                                                            ---------    ---------   ---------   ---------
                                                            $  (3,587)   $  (8,333)  $ (16,975)  $ (15,779)
                                                            =========    =========   ==========  =========

     Information concerning geographic information of the Company as prescribed by SFAS 131 is provided below:

                                                Three Months Ended      Nine months Ended
                                                  September 30,           September 30,
                                                  -------------           -------------
                                                  2002      2001          2002      2001
                                               --------  ---------      --------  --------
                          Revenue:
                            United States ..   $ 31,983   $  31,811   $ 102,152    $ 112,877
                            Germany ........      7,641       6,818      21,487       29,240
                            Other Europe ...      7,481       8,255      24,366       22,268
                            Export .........      5,808       8,160      19,631       23,940
                                               --------   ---------   ---------    ---------
                                               $ 52,913   $  55,044   $ 167,636    $ 188,325
                                               ========   =========   =========    =========

                                             September 30,  December 31,
                                                 2002           2001
                                                 ----           ----
                          Long-lived
                          assets:
                            Domestic ....... $ 103,589      $ 105,939
                            Foreign ........    10,242          7,686
                                             ---------      ---------
                                             $ 113,831      $ 113,625
                                             =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our unaudited consolidated financial statements and related notes. Since the filing of our December 31, 2001 From 10-K there have been no material changes to our accounting policies that are critical to our business operations and the understanding of our results of operations, except we have eliminated the amortization of goodwill as described in footnote 8 of the Notes to the Unaudited Consolidated Financial Statements.

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

     In the second quarter 2002, we announced steps to reduce costs in response to revenue and margin pressures and recorded restructuring, special and asset impairment charges totaling $11.7 million. In addition, we recorded inventory write-offs totaling $0.2 million as a component of the cost of product revenues. We announced the decision to consolidate our engineering facilities into our Lumberton, New Jersey location. A facility in Fairfax, Virginia was closed in June, 2002. Our engineering facilities in Shelton, Connecticut and Pittsburgh, Pennsylvania were closed during the third quarter of 2002. We recorded restructuring, special and asset impairment charges totaling $6.5 million related to the facility consolidation. The restructuring and special charges primarily include severance and lease abandonment costs totaling $6.0 million. The asset impairment charges totaled $0.5 million and included asset write-downs associated with the facility closings. We recorded additional restructuring, special and asset impairment charges of $5.4 million related to our on-going efforts to reduce costs. Those restructuring and special charges primarily include severance costs of $2.2 million. The asset impairment charges totaled $3.1 million consisting of asset write-downs associated with discontinued product lines.

     In the third quarter of 2002, we recorded $1.5 million in restructuring and special charges. These costs are related primarily to employee relocation and equipment moving associated with the facility consolidation.

Results of Operations

     The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

                                                                     Three Months          Nine months
                                                                 Ended September 30,   Ended September 30,
                                                                    2002       2001       2002      2001
                                                                 ---------  ---------  --------- -------
                    Revenue ..................................... 100.0%     100.0%    100.0%    100.0%
                    Gross margin ................................  37.9%      36.5%     39.0%     40.3%
                    Research, development and engineering .......  11.7%      12.3%     10.9%     11.3%
                    Selling, general and administrative .........  29.7%      32.1%     30.0%     29.7%
                    Operating loss ..............................  (6.8)%    (15.1)%   (10.1)%    (8.4)%
                    Net loss ....................................  (5.8)%     (7.9)%    (6.7)%    (4.0)%

Comparison of three months ended September 30, 2002 and 2001

    Revenue. Revenue for the three months ended September 30, 2002 was $52.9 million, a decrease of $2.1 million, or 3.8%, from $55.0 million for the three months ended September 30, 2001. Sales of our Fibre Channel directors were $12.5 million, an increase of $3.7 million, or 42.1%, from $8.8 million in the three-month period ended September 30, 2001. Sales of our SAN extension products for the three months ended September 30, 2002 were $11.0 million, a decrease of $1.4 million, or 11.4%, from $12.4 million in the three-month period ended September 30, 2001. Service revenues for the three months ended September 30, 2002 were $17.5 million, an increase of $0.3 million, or 1.7%, from $17.2 million for the three months ended September 30, 2001. The decrease in total revenue was driven primarily by the discontinuance of our telecommunications business, the decrease in revenue from other legacy products and an overall slowdown in technology spending. This was offset by revenue growth attributable to the acquisitions completed in 2001 which totalled approximately $6.8 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively.

    Cost of Revenue. Our cost of revenue for the three months ended September 30, 2002 was $32.9 million, a decrease of $2.0 million, or 5.7%, from $34.9 million for the three months ended September 30, 2001. As a percentage of revenue, cost of revenue decreased to 62.2% for the three months ended September 30, 2002 from

63.5% for the three months ended September 30, 2001. The decrease in cost as a percentage of revenue was related primarily to the elimination of royalty expense related to Fibre Channel directors and to decreases in cost due to reduced headcount.

     Research, Development and Engineering. Research, development and engineering expenses for the three months ended September 30, 2002 were $6.2 million, a decrease of $0.6 million from $6.8 million for the three months ended September 30, 2001. As a percentage of revenue, research, development and engineering expenses were 11.7% for the three months ended September 30, 2002 as compared to 12.3% for the three months ended September 30, 2001. Including capitalized software, research, development and engineering spending was $8.1 million for the three months ended September 30, 2002, or 15.3% of revenue, compared to $9.7 million, or 17.6% of revenue, for the three months ended September 30, 2001. The decrease in research and development expense as a percentage of revenues was due to the headcount reductions related to the discontinuance of the telecommunication product line and further headcount reductions taken to reduce costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 were $15.7 million, a decrease of $2.0 million from $17.7 million for the three months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses were 29.7% for the three months ended September 30, 2002, compared to 32.1% for the three months ended September 30, 2001. The decrease in general and administrative expense as a percentage of revenues was due to the reductions in force and cost savings initiatives undertaken in 2002 and 2001.

     Special charges. Special charges for the three months ended September 30, 2002 were $1.5 million. The special charges were attributable to restructuring costs associated with our actions to consolidate our engineering facilities. The charges are primarily related to travel and relocation costs associated with the consolidation efforts. Special charges for the three months ended September 30, 2001 were $2.7 million. The special charges were attributable to the write down of a strategic investment made in a supplier.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the three-month periods ended September 30, 2002 and 2001 was $0.2 million and $1.3 million, respectively. The decrease was a result of the discontinuance of goodwill amortization due to the adoption of SFAS No. 142.

     Interest Income. Interest income for the three months ended September 30, 2002 and 2001 was $0.3 million and $0.9 million, primarily representing interest earned from our demand note with SPX. The decrease in interest income is a result of the decrease in the principal amount of the note that resulted from funding operating and capital expenditures. In addition, the interest rate on the demand note was reduced from 5.6% to 4.4% due to a reduction in the borrowing rate of SPX, our parent company.

     Interest expense for the three months ended September 30, 2002 and 2001 was $0.2 million. Interest expense was principally imputed interest accrued on our notes to sellers related to business acquisitions in 2000.

    Income Taxes. Our effective tax benefit rate for the three months ended September 30, 2002 and 2001 was 12% and 40.0%, respectively. The change in effective tax rates is due to the inability of the Company to utilize certain net operating losses for state tax purposes, significant income being derived from international subsidiaries with higher tax rates and certain adjustments made in the third quarter based on a comparison of actual tax returns filed with previous provision notes primarily relating to international subsidiaries.

Comparison of nine months ended September 30, 2002 and 2001

    Revenue. Revenue for the nine months ended September 30, 2002 was $167.6 million, a decrease of $20.7 million, or 11.0%, from $188.3 million for the nine months ended September 30, 2001. Sales of our Fibre Channel directors were $37.2 million, an increase of $9.7 million, or 35.3%, from $27.5 million in the nine-month period ended September 30, 2001. Sales of our SAN extension products for the nine months ended September 30, 2002 were $35.9 million, a decrease of $8.5 million, or 19.1%, from $44.4 million in the nine-month period ended September 30, 2001. Service revenues for the nine months ended September 30, 2002 were $55.2 million, an increase of $11.9 million, or 27.5%, from $43.3 million for the nine months ended September 30, 2001. The decrease in total revenue was driven primarily by the discontinuance of our telecommunications business, the decrease in revenue from other legacy products, delayed qualification related to our SANs products and an overall slowdown in technology spending. Revenue growth attributable to the acquisitions completed in 2001 was approximately $22.5 million and $10.1 million for the nine months ended September 30, 2002 and 2001, respectively.

    Cost of Revenue. Our cost of revenue for the nine months ended September
30, 2002 was $102.2 million, a decrease of $10.2 million, or 9.1%, from $112.4 million for the nine months ended September 30, 2001. Special charges reflecting inventory write-offs associated with 2002 and 2001 restructurings are reflected in our cost of revenue totaling $0.2 million and $4.9 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding these charges, cost of sales for the nine months ended September 30, 2002 was $102.0 million, a decrease of $5.5 million, or 5.1%, from $107.5 million for the nine months ended September 30, 2001. As a percentage of revenue, cost of revenue increased to 60.9% (excluding special charges) for the nine months ended September 30, 2002 from 57.1% (excluding special charges) for the nine months ended September 30, 2001. The increase in cost as a percentage of revenue was related primarily to the change in product mix from higher margin SAN extension and other legacy products revenues toward FC 9000 and professional consulting revenue each of which typically carry lower margins. These cost increases were partially offset by decreased service costs as a percentage of revenues due to cost containment initiatives and increased margins on services.

    Research, Development and Engineering. Research, development and engineering expenses for the nine months ended September 30, 2002 were $18.3 million, a decrease of $3.1 million from $21.4 million for the nine months ended September 30, 2001. As a percentage of revenue, research, development and engineering expenses were 10.9% for the nine months ended September 30, 2002 as compared to 11.3% for the nine months ended September 30, 2001. The decrease was a result of reductions in headcount related to the divestiture of the telecommunication product line in the second half of 2001 and additional headcount reductions in 2002. Including capitalized software, research development and engineering spending was $25.1 million for the nine months ended September 30, 2002, or 15.4% of revenue, compared to $28.4 million, or 15.1% of revenue, for the nine months ended September 30, 2001. The increase in research and development expense as a percentage of revenues was due to decreased revenues and continued investment in next generation products.

    Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $50.2 million, a decrease of $5.7 million from $55.9 million for the nine months ended September 30, 2001. The decrease was primarily due to reductions in work force and other cost reduction initiatives undertaken in 2002 and 2001. As a percentage of revenue, selling, general and administrative expenses were 30.0% for the nine months ended September 30, 2002, compared to 29.7% for the nine months ended September 30, 2001. The increase in general and administrative expense as a percentage of revenues was due to decreased revenues and the acquisition of the professional consulting businesses offset by the reductions in force and cost savings initiatives.

    Special charges. Special charges for the nine months ended September 30, 2002 were $13.2 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. The charges include $5.4 million for a reduction in sales, marketing, operations and engineering headcount of approximately 172 employees in selected non-strategic product areas. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002. Other costs included in special charges were $2.8 million related to lease abandonment costs, $0.5 million associated with asset write-downs associated with the facility consolidation, $1.5 million related to travel and relocation costs associated with the facility consolidation and $2.8 million related to asset write-downs associated with discontinued product lines.

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

    Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles for the six-month periods ended September 30, 2002 and 2001 was $0.6 million and $3.7 million, respectively. The decrease was a result of the discontinuance of goodwill amortization due to the adoption of SFAS No. 142.

    Interest Income. Interest income for the nine months ended September 30, 2002 and 2001 was $1.3 million and $3.7 million, primarily representing interest earned from our demand note with SPX. The interest rate on the demand note was reduced from 5.6% to 4.4% due to a reduction in the borrowing rate of SPX. In addition, amounts outstanding on the note decreased due to the funding of operating and capital expenses.

    Interest expense for the nine months ended September 30, 2002 was $0.4 million, compared to $0.6 million for the nine months ended September 30, 2001. Interest expense was principally imputed interest accrued on our notes to sellers related to business acquisitions in 2000.

    Income Taxes. Our effective tax benefit rates for the nine months ended September 30, 2002 and 2001 were 30.8% and 40%, respectively. The change in effective tax rates is due to the inability of the Company to utilize certain net operating losses for state tax purposes, significant income being derived from international subsidiaries with higher tax rates and certain adjustments made in the third quarter based on a comparison of actual tax returns filed with previous provision notes primarily relating to international subsidiaries.

Liquidity and Capital Resources

     Cash flow from operating activities was $6.4 million for the nine months ended September 30, 2002. During this period, cash flow from operations consisted principally of decreases in accounts receivable related to reduced revenues and improved collections. Cash flow from operations was partially offset by decreases in accounts payable and accrued expenses and payments of special charges and disposition related accruals.

    Cash flow from investing activities was $6.6 million for the nine months ended September 30, 2002. Cash flows from investing activities were generated primarily from the reduction in the demand note from SPX, offset by purchases of property and equipment and capitalized software costs.

     As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system, we will continue to lend, on a daily basis, the majority of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX's credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the three months ended September 30, 2002, the weighted average interest rate was 4.4%. SPX's ability to repay these borrowings is subject to SPX's financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. Management believes that, as of September 30, 2002, the note from SPX is fully realizable.

     For the nine months ended September 30, 2002, net cash used in financing activities was $13.7 million, consisting primarily of net cash outflows related to the repurchase of 2,304,482 Class B shares.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material to the financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. Management is in the process of evaluating the impact of implementing SFAS No. 146 and is unable to estimate the effect, if any, on the financial statements. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early application encouraged.

                                   ----------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We utilize a cash management program administered by SPX and have demand notes receivable from SPX. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The interest rate at September 30, 2002 was 4.4%. The loan to SPX is unsecured, and SPX's ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. Given the loan balance at September 30, 2002, a one percentage point decrease in the interest rate would result in approximately $0.2 million less interest income on an annual basis, assuming the loan balance did not change.

     We maintain operations in a number of foreign countries. Included in the unaudited consolidated balance sheet at September 30, 2002 are current asset and current liabilities of $20,337 and $12,923, respectively, which are settled in foreign currencies. We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions have been taken.
                                       21

PART II.  Other Information

Item 1.  Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the outcome of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

     During the second quarter of 2001, we filed a breach of contract lawsuit against Qwest Communications, Inc. following its refusal to pay us for approximately $5 million of custom manufactured telecommunications equipment. Discovery is ongoing and currently scheduled to be completed by January 3, 2003. Although it is still too early in the proceeding to form a definitive opinion concerning the ultimate outcome, we believe that the amount is collectible.

     A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares and (ii) trading in our stock after creating artificially high prices for the stock post-IPO through "tie-in" or "laddering" arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated federal securities laws by not disclosing these underwriter arrangements in our prospectus. The defense has been tendered to the carriers of our director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO, but at this point neither the insurer nor the underwriters have responded affirmatively. The issuers (including us) and the underwriters have filed motions to dismiss the case in its entirety, which motions are pending before the Court. At this point, it is too early to form a definitive opinion concerning the ultimate outcome. Management believes, after consultation with legal counsel, that none of these contingencies will not have a material adverse effect on the Company's financial condition or results of operations.

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

*10.10 - Amendment to Inrange Technologies Corporation Executive EVA Incentive Compensation Plan (Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001
          (File No. 000-31517)).

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


                                         INRANGE TECHNOLOGIES CORPORATION

Date: November 14, 2002                  By:   /s/ John R. Schwab
                                               --------------------------
                                               John R. Schwab, Vice President
                                               and Chief Financial Officer (duly
                                               authorized officer and principal
                                               financial officer)

Certification

I, Kenneth H. Koch, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Inrange Technologies Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Kenneth H. Koch
                                            --------------------------
                                            Chief Executive Officer

                           Section 302 Certifications:
            Insert Immediately Following Signature Block of Form 10-Q

Certification

I, John R. Schwab, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Inrange Technologies Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November 14, 2002                /s/ John R. Schwab
                                        ---------------------------
                                         Chief Financial Officer