Form 10-K
period 2002-12-31
INRANGE TECHNOLOGIES CORP
filed 2003-03-28
CIK 1114674

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                          TO

Commission file number 000-31517

INRANGE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	06-0962862 (I.R.S. Employer Identification No.)

100 MT. HOLLY BY-PASS, P.O. BOX 440 LUMBERTON, NJ (Address of Principal Executive Offices)	08048 (Zip Code)

Registrant’s telephone number, including area code: (609) 518-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Class B Common Stock, par value $0.01 per share.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of our Class B common stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $33,357,858.

The number of shares of Class B common stock outstanding on June 28, 2002 was 7,074,218. The number of shares of Class A common stock outstanding on that date was 75,633,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement dated March 27, 2003 for the Annual Meeting of Stockholders to be held on April 25, 2003 are incorporated by reference into Part III.

PART I.

ITEM 1.    BUSINESS

SAFE HARBOR STATEMENT

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. The words “believe,” “expect,” “anticipate,” “estimate,” “guidance,” “target,” and similar expressions identify forward-looking statements. Due to the risks and uncertainties of our business, including, but not limited to those described in “Factors That May Affect Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” sections of this Annual Report on Form 10-K and the other reports we file from time to time with the Securities and Exchange Commission, readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Further, we assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

Overview

Inrange designs, manufactures, markets and services switching and networking products for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Inrange’s solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth.

Our flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. Our products are designed to be compatible with various vendors’ products and multiple communication standards and protocols. We distribute and support our products through a combination of our direct sales and service operations and indirect channels.

Market Opportunity

Over the last decade, the volume of information that is transmitted, captured, processed and stored over SANs has increased as a result of a number of factors, including:

•	the reduced cost of storage devices;

•	the need for business continuance and disaster recovery applications, including remote data mirroring and enterprise backup and recovery;

•	the increased use of data-intensive applications, such as enterprise resource planning (ERP), data warehousing and data mining;

•	the emergence of the Internet and the growth of e-commerce;

•	the decreasing cost of online data storage;

•	the growth of wireless communication; and

•	the increased availability of low cost, high bandwidth communications technologies.

The Inrange business strategy is based on the following tenets:

•	that data is, and will continue to be, one of the most valuable assets that a corporation owns, providing the key to competitiveness, corporate value, and strategy;

•	that the trend toward SANs will continue, due to a need for data access 24 hours a day, 7 days a week;

•	that, as the cost of storing data continues to decrease, more corporate applications will migrate to SANs;

•	that the need for business continuance applications, such as remote data mirroring and enterprise backup and recovery, will further drive the need for the types of storage networking products offered by Inrange; and

•	that customers will want the implementation, administration, and expansion of storage area networks to be seamless and simple.

Our Products and Services

IN-VSN FC/9000 Fibre Channel Director

Presently, data is transported across SANs using two communications protocols: Fibre Channel and FICON. Fibre Channel is used to package data and transport it in a SAN environment from the application servers to storage disk arrays. FICON, which is based on Fibre Channel, is an IBM-proprietary protocol for transporting data from server to storage in a mainframe computing application.

The FC/9000 director is engineered with several key competitive advantages for both Fibre Channel and FICON environments that include scalability, high availability, non-blocking performance, interoperability and investment protection:

•	Scalability: The FC/9000 has significantly more port capacity or bandwidth than any director currently available, providing users with the ability to expand the core of their Fibre Channel and FICON storage networks to 256 ports without disruption or a reduction in performance.

•	High availability: Given the mission-critical nature of data in a SAN environment, a key to the customer’s successful SAN implementation is constant access to the data, 24 hours a day, 365 days per year. Enterprise customers need assurance that their networks will not be disrupted by hardware and software upgrades or the failure of any single component of the director. The FC/9000 has been designed with fully redundant architecture, so that the potential for failure of any key components will not cause the customer to lose access to data, as well as the ability to perform hardware and software upgrades while the unit is operating.

•	Non-blocking performance: To improve transport speed through a SAN, data needs to reach its destination (the storage device or the server) without interference or delay within the switch fabric, regardless of the number of ports or the amount of traffic flowing through the switch. The Inrange switching fabric has been designed to allow fully non-blocking performance on all FC/9000 port configurations.

•	Interoperability: Enterprise customers also require the components of their various SANs to operate together, even if those components are from other vendors. Inrange FC/9000 directors have passed compliance testing for E Port interoperability as part of the Fibre Channel Industry Association’s (FCIA) new SANmark Qualified Program, giving customers assurance that the Inrange products they install today will operate in heterogeneous SANs with hardware supplied by competitors.

•	Investment protection: Recognizing that our customers have limited capital resources, we designed our products to be scaled and upgraded without making a customer’s existing investment obsolete.

9801 and 9811 Storage Networking Systems

The Inrange 9801 and 9811 storage networking systems allow an IT organization to easily and quickly transmit data over thousands of miles between multiple locations over multiple interfaces such as ATM, OC-3, T3/E3, T1/E1, and HSSI. Competitive advantages of the 9801 and 9811 systems include:

•	Intelligent load sharing, which distributes data across all available bandwidth, dynamically allocating data to the link with the greatest bandwidth and automatically redirecting data transmission over an alternative path upon failure of a link.

•	Compression technology, which enables customers to cut overall network cost by automatically condensing data before it is transmitted, reducing the amount of bandwidth used and decreasing latency.

•	Modularity, which also offers investment protection for our customers, providing a single footprint to efficiently migrate their current requirements into larger channel count configurations. A customer can grow their 9801 and 9811 infrastructure, adding connectivity, as their networking requirements increase.

8200 Channel Extension System

The 8200 is a channel extension system that utilizes advanced emulation and communication techniques to enable devices to be remotely located from their processors. For example, a mainframe can be located thousands of miles away from the device to which it is sending data. Pertinent applications for the 8200 include:

•	Check Imaging & Processing

•	Remote Printing

•	Electronic Tape Vaulting (ETV)

•	Disaster Recovery

•	Data Migration

•	Remote Storage Replication

2700 Switching Platform

The 2700 Platform has been the market leader in test access and connectivity management over the last 10 years and is ideally suited for Service Level Management of SNA, IP and Frame Relay networks. The 2700 insures availability of network resources while providing the flexibility required to accommodate the constantly changing environments network managers experience. Scalability to 24,000 ports of connectivity is available, as well as a rich feature set including full-time circuit monitoring and alarming, cable consolidation, interface conversion and distance extension.

The 2700 Switching System enables operators at local and remote management consoles to instantly perform such critical tasks as testing and monitoring of network circuits, rearranging network configurations, swapping-out failed networking equipment, and broadcasting data. Applications include networks where there is a need for test access, connectivity management, and/or performance monitoring, particularly companies that have invested heavily in high-speed LAN and internet equipment.

OEM and Resold Products

In order to maximize the utilization of the Inrange sales and service force, and to provide a complete toolkit of data connectivity solutions to the enterprise customers we serve, we also distribute and service certain products manufactured by our business partners. These products include:

Spectrum Optical Networking Solutions

Spectrum optical networking solutions deliver full bandwidth for metropolitan storage networking, LAN extension, open systems and more. The Spectrum family of products, manufactured by Adva Optical Networking, enables data associated with data mirroring, data backup and recovery, video applications, data mining and other applications to be transported over high-speed fiber optic lines. Spectrum products are designed for enterprise connectivity applications and split a single fibre optic connection into multiple independent channels (light frequencies), each of which becomes an independent data channel. This allows the enterprise to obtain maximum utilization of its dark fiber connectivity.

FC/9000 Edge Switches

FC/9000 Edge Switches are manufactured by QLogic Corporation. The FC/9000 1 and 2 Gbps edge switches are entry points to the switched storage environment with up to 16 self-configuring ports. The FC16-2 and the SANbox 8 and 16 are edge or departmental switches that include such features as the data stream facility (a requirement for tape backup applications), public and private loop support, port auto discovery and a browser based SAN management system. With these products we support applications such as backup/restore, connectivity of SAN islands and server consolidation.

Consulting Services and Product Support

Our global services and support organization consists of approximately 269 customer service and support personnel, systems engineers, and consultants, provides a variety of network consulting services, product maintenance and technology support. Given the rapid evolution of networking technologies and the increasing costs our customers face to develop adequate internal networking expertise, we believe that there will be increasing demand for these services and that our networking expertise, combined with our installed, high-end customer base, positions us to compete effectively for consulting services business. In connection with sales of our products we offer:

•	on-site field service coupled with 24x7 help desk;

•	improved serviceability through remote diagnostics;

•	SAN assessment, design and implementation;

•	data center audit and fiber infrastructure services; and

•	disaster recovery and business continuance assessment, planning and implementation.

Our Competitive Strengths

We believe that the following attributes of our products and our company position us to take advantage of market opportunities:

Experience with High-End Storage and Data Networks

Our focus on providing high-end, large-scale, fault-tolerant products for storage and data networks allows us to apply our expertise across networks and architectures. This enables us to design our products to be compatible with various vendors’ products and multiple communication standards and protocols. For example, we used our experience building 24,000 port mega-matrix switches for use in data communications environments to build the industry leading 256 port FC/9000.

Leadership in High-End Fibre Channel Products

We provide director-class switches that operate under the Fibre Channel communication standard. Throughout our history we have focused on scalability, flexibility and ultra-high availability as our competitive advantage. The FC/9000 is the most scalable and flexible Fibre Channel director-class switch currently available, with the ability to scale nondisruptively from 24 to 256 ports, and the ability to intermix protocols and transport speeds without limitation or performance penalty. The FC/9000 provides a platform from which enterprises can establish storage networks that have the scalability, flexibility and reliability to manage applications that are critical to a business’ operations.

Extensive Installed Customer Base

We have installed our products at approximately 2,000 sites in over 90 countries, primarily in Fortune 1000 businesses and other large enterprises. Our long-term relationships and close collaboration with our customers provide us with direct insight into their changing requirements and enable us to remain abreast of market developments.

Research and Development Expertise

Our research and development efforts focus on two main areas: providing additional hardware and software platforms that accommodate emerging information transmission protocols, and developing enhanced features to improve SAN management, security and functionality. As storage networking technologies evolve, we will continue to evaluate and prioritize our research and development strategy to provide products and features that meet the needs of our customers and provide for continued revenue growth.

Significant Direct Sales Resources

Our large direct sales force maintains close relationships with our customers and, together with our systems engineering department, provides comprehensive pre-sale and post-sale support.

Service and Support Capabilities

Our service organization provides our customers with resources that help them address often complex and challenging technical issues. We provide assistance in network design, site surveys, preventive maintenance, repair and training, as well as help desk support and remote diagnostic capabilities.

Established International Presence

Our internationally-based sales and service professionals generated sales to international customers that represented approximately 40% of our total revenue during 2002. Our international presence allows us to meet the broad geographic needs of our customers. We use our direct sales channel, alliances and an established network of distributors and resellers to provide sales and support in over 90 countries worldwide.

Our Strategy

We intend to capitalize on our competitive strengths by pursuing the following strategies:

Leverage Our Intellectual Capital

We seek to leverage our intellectual capital and intellectual property across storage and data networks. In the short term, this allows us to share common competencies in scalable, complex systems across these networks. We believe that over the long term this process will position us to identify, establish and capitalize on current and emerging trends and technologies in network management and architecture.

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

Leverage Our Consulting Business

To expand and improve upon our maintenance and support service business, we have made significant investments in integrating Inrange Global Consulting. We provide value-added consulting services to enable turnkey deployments of our products. These consulting services include storage area network assessment and design, as well as disaster recovery planning and implementation.

We believe that there is a significant opportunity for us to grow and expand our consulting business as a result of the scarcity of skilled information technology personnel and the high cost of maintaining internal information technology departments.

Research and Development

In order to maintain and increase our position in the markets in which we compete, we place considerable emphasis on research and development to expand the capabilities of our existing products and to develop new products and product lines. Because we are focused on large-scale products that are critical to a business’s operations, we believe that our future success depends upon our ability to maintain our technological expertise and to introduce, on a timely basis, enhancements to our existing products and new commercially viable products that will continue to address the needs of our customers.

Our total gross research and development expenditures were $31.6 million, $37.3 million and $29.3 million for 2002, 2001 and 2000, respectively. Our research and development program focuses on the development of new and enhanced systems and products that can accommodate emerging data transmission protocols while continuing to accommodate current and legacy technologies.

Customers

We have installed our products at approximately 2,000 sites in over 90 countries, including many of the largest public and private users of information technology. We have a global, diversified customer base, consisting primarily of corporate enterprises, such as financial institutions, insurance companies, telecommunications carriers, airlines, and original equipment manufacturers. We believe that there are significant opportunities for selling additional products and providing additional services to our existing customer base.

During the year ended December 31, 2002, our top 25 customers accounted for approximately 44% of our revenue. IBM, a reseller of our FC/9000 director, was our largest customer and represented 17.1% of our 2002 revenues. No other customer accounted for more than ten percent of our 2002 revenues. In 2001, no customer represented more than ten percent of our revenues.

See Note 21 of Notes to Consolidated Financial Statements for more information on our geographic presence.

Intellectual Property

We believe that our success and ability to compete depends in part upon our ability to develop and protect the proprietary technology contained in our products. To protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, contractual rights, trade secrets, know-how and understanding of the market. For example, proprietary information disclosed by us in the course of our discussions with suppliers, distributors and customers is generally protected by non-disclosure agreements.

We own 24 U.S. patents and have 26 additional patent applications pending with the U.S. Patent and Trademark Office.

We also have been granted registered trademark protection for a number of trademarks, including our corporate logo.

Manufacturing and Operations

Substantially all of our manufacturing and operations are contained in our Lumberton, New Jersey headquarters location, which we first occupied in 2001.

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

We obtain materials for our manufacturing needs from suppliers and subcontractors, with an emphasis on quality, availability and cost. For most components, we have alternate sources of supply, although these raw materials could become difficult to obtain in the future, based on market conditions for these items or technology changes.

Sales and Marketing

We bring our products to market via a multi-tiered approach, which includes a global direct sales force and a global distribution and reseller network.

The majority of our current business is generated by our direct sales organization, which has offices in the United States, Canada, the United Kingdom, Germany, Switzerland, Belgium, France and Italy. As of December 31, 2002, we had 145 personnel in our sales organization.

We also sell our products indirectly, through a worldwide network of distributors, resellers and alliance partners. This network allows us to expand the reach of our sales and service channels cost-effectively.

Sales through our indirect channel accounted for approximately 28% of total revenue in 2002. Although gross margins are typically lower in this channel, we believe that selling our products through the indirect channel allows us to expand our sales by reaching customers we would not be able to reach with our direct sales channel. In addition, having multiple sales channels may reduce the adverse effect that weakness in any single sales channel could have on our financial condition.

Our marketing strategy is to establish brand and product recognition and maintain our reputation as a provider of technologically advanced, high-quality products and related services for our customers’ needs. Our marketing efforts are directed principally at developing brand awareness and include a number of programs, such as the following:

•	participating in industry trade shows, technical conferences and technology seminars;

•	web site marketing;

•	education and training;

•	publishing technical and educational articles in industry journals;

•	advertising; and

•	distributing newsletters and other educational materials to our customers.

Competition

The markets in which we sell our products are highly competitive. We believe that these markets will continue to be competitive and will be continually evolving and subject to rapid technological change. We believe that the principal competitive factors in each of the markets in which we compete are:

•	product performance, reliability, scalability and features;

•	industry relationships;

•	timeliness of product introductions;

•	customer service and support;

•	adoption of emerging industry standards;

•	price;

•	brand name; and

•	size and scope of distribution network.

We believe that we compare favorably with our competitors with respect to many of these competitive factors.

While the Fibre Channel switching market has yet to develop fully, we believe that the market for our products will be highly competitive, continually evolving and subject to rapid technological change. We compete principally against Brocade Communications Systems, Cisco Systems Inc., McDATA Corporation and QLogic Corporation. As the market for storage area network products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment who may enter the storage area network market with their own switching products.

In SAN Extension and Channel Extension products, we compete with numerous other companies, including Akara Corporation, Ciena, Cisco, Computer Networking Technologies, Inc., LightSANd, Lucent Technologies, Nishan Systems, Nortel, SAN Castle, and SAN Valley. We also compete with numerous records and information management services companies such as Iron Mountain, who have recently introduced services that allow for the direct transfer, storage and retrieval of data between customer sites and its storage facilities. We also face competition from major systems integrators and other established and emerging companies.

Employees

As of December 31, 2002, we had 785 employees, including contract employees. Our employees are not represented by any labor unions. We have experienced no work stoppages and believe that our relationship with our employees is good.

Additional information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website, www.inrange.com, as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

In January 2001, we completed a move to our new corporate offices in Lumberton, New Jersey, where we lease approximately 162,000 square feet of office space to accommodate our headquarters, as well as our manufacturing, marketing and New Jersey-based research and development staff. We have an option to expand this facility to up to 200,000 square feet. The lease continues through January 31, 2011. We believe that the Lumberton facility will provide sufficient space for us for the foreseeable future.

We lease approximately 42,000 square feet in Shelton, Connecticut. This space housed our research and development department, our product verification laboratory and a sales and service center through September 2002. During 2002, we underwent a facility consolidation project and our product verification laboratory and engineering facilities have been moved to the Lumberton headquarters. The space now houses a sales center. We lease approximately 3,300 square feet of office space in Westford, Massachusetts for research and development efforts. We lease approximately 24,000 square feet of space for our Carmel, Indiana operations and approximately 8,000 square feet of space for our Roseland, New Jersey operations, both related to our operations of Inrange Global Consulting.

We own a 28,800 square foot building in Pittsburgh, Pennsylvania that housed marketing and customer support of our channel extension products. As part of our 2002 facility consolidation, the marketing and customer support functions were moved to the Lumberton headquarters. In connection with this consolidation, we have decided to sell the Pittsburgh facility. The facility is reflected as property held for sale as of December 31, 2002.

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

During the second quarter of 2001, we filed a breach of contract lawsuit against Qwest Communications, Inc. following its refusal to pay us for approximately $5 million of custom manufactured telecommunications equipment. We settled this lawsuit in the first quarter of 2003 for $6 million.

A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in our stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated federal securities laws by not disclosing these underwriting arrangements in our prospectus. The defense has been tendered to the carriers of our director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO, but at this point the insurers have refused coverage and the underwriters have refused indemnification. The court has granted our motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud with leave to replead; however, the court has denied our motion to dismiss claims under Section 11 of the Securities Act of 1933 because no pleading of fraud is required. The court has also dismissed our individual officers without prejudice. The parties are also working on settlement proposals for this action. At this point, it is too early to form a definitive opinion concerning the ultimate outcome. Management believes, after consultation with legal counsel, that none of these contingencies will have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of March 1, 2003, our directors were:

John B. Blystone, 49, has been a member of our board of directors and Chairman of the Board since June 2000. He has been Chairman, President and Chief Executive Officer of SPX Corporation since 1995. Mr. Blystone also serves on the boards of directors of SPX Corporation and Worthington Industries, Inc.

Kenneth H. Koch, 47, has been a member of our board of directors since July 2002. He became our President and Chief Executive Officer in July 2002. Mr. Koch joined Inrange in July 2000, as our Vice President, General Counsel and Secretary. Prior to joining Inrange, he was Vice President, General Counsel and Secretary at Insilco Corporation from October 1993 to July 1999.

Lewis M. Kling, 58, has been a member of our board of directors since June 2000. Since December 1998, Mr. Kling has been President, Communications and Technology Systems, of SPX Corporation. From June 1997 through October 1998, he served as President, Dielectric Communications, a subsidiary of General Signal Corp.

Patrick J. O’Leary, 45, has been a member of our board of directors since October 1998. He has been Vice President, Finance, Treasurer and Chief Financial Officer of SPX Corporation since September 1996. From 1994 through 1996, Mr. O’Leary served as Chief Financial Officer and director at Carlisle Plastics, Inc.

Bruce J. Ryan, 59, has been a member of our board of directors since September 2000. He was Executive Vice President and Chief Financial Officer of Global Knowledge Network, Inc., a provider of information technology and computer software training programs and certifications, from 1998 to 2002. From 1994 to 1998, Mr. Ryan was Executive Vice President and Chief Financial Officer of Amdahl Corporation, a provider of Internet based information technology solutions. Mr. Ryan also serves on the boards of directors of Ross Systems, Inc., Axeda Systems, Inc. and Infinicon Systems, Inc.

David B. Wright, 53, has been a member of our board of directors since September 2000. He has been Chairman and Chief Executive Officer of Legato Systems since October 2000. He previously had been President and Chief Executive Officer of Amdahl Corporation since 1997.

Charles K. Carson, 74, has served as a member of our board of directors since July 2002. He was Senior Vice President of General Electric Company managing a group of domestic and internal businesses from 1978 until his retirement in 1988.

Robert B. Foreman, 45, has been a member of our board of directors since June 2000. He has been Vice President, Human Resources of SPX Corporation since May 1999. From 1991 through April 1999, he served as Vice President, Human Resources at PepsiCo International, based in Asia-Pacific, where he worked for both the Pepsi and the Frito-Lay International businesses.

Christopher J. Kearney, 47, has been a member of our board of directors since October 1998. He has been Vice President, Secretary and General Counsel of SPX Corporation since February 1997.

EXECUTIVE OFFICERS

Our executive officers serve at the pleasure of the Board of Directors. In addition to Kenneth H. Koch, our President and Chief Executive Officer, our only other executive officer at March 1, 2003 is John R. Schwab, Vice President and Chief Financial Officer.

John R. Schwab, 35, has been our Vice President and Chief Financial Officer since October 2001. From September 2000 to October 2001, he served as our Corporate Controller. From 1989 until 2000, he was employed by Arthur Andersen LLP in the Growth Company Practice, most recently as a Senior Manager overseeing audit engagements for technology clients.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class B common stock has been quoted on the Nasdaq National Market under the symbol “INRG” since September 21, 2000. Prior to that time, there was no public market for our Class B common stock. The following table shows, for the periods indicated, the high and low closing prices per share of Inrange Class B common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2001
First Quarter	$27.00	$8.33
Second Quarter	$21.01	$6.99
Third Quarter	$16.29	$4.98
Fourth Quarter	$14.49	$4.02
Year Ended December 31, 2002
First Quarter	$15.39	$7.81
Second Quarter	$8.19	$4.36
Third Quarter	$4.75	$2.50
Fourth Quarter	$3.23	$1.86
Year Ended December 31, 2003
First Quarter (through March 14)	$2.87	$1.74

On March 14, 2003, we had 58 holders of record of our Class B common stock, with approximately 99.4% of our Class B common stock held in street name through Depository Trust Co.

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

ITEM 6.    SELECTED FINANCIAL DATA

The tables on the following pages present our selected consolidated financial data. You should read the information in the tables together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the year ended December 31, 2002 and consolidated balance sheet data as of December 31, 2002 are derived from our audited consolidated financial statements included herein, which have been audited by independent auditors Deloitte & Touche, LLP.

The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2001, are derived from our audited consolidated financial statements, which have been audited by Arthur Andersen LLP. Arthur Andersen LLP previously issued their report for these years on February 1, 2002 and has not reissued the report.

The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this filing. The 1999 and 1998 financial statements were audited by Arthur Andersen LLP. In 2000, SPX transferred assets, liabilities, revenue and expenses of various other units of SPX Corporation comprising the storage networking, data networking and telecommunications networking business of SPX, which are included in our consolidated financial statements.

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

In 2002, we announced steps to reduce costs in response to revenue and margin pressures and recorded restructuring, special and asset impairment charges totaling $17.3 million. Special charges of $12.0 million were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. The charges include $7.6 million for a reduction in sales, marketing, operations, engineering and administrative headcount of approximately 200 employees in selected non-strategic product areas. Other costs included in special charges were $4.1 million related to lease abandonment costs and $1.8 million related to travel and relocation costs associated with the facility consolidation.

In the fourth quarter 2002, we revised our estimate of the remaining costs related to the 2001 and 2002 restructurings that we expect to incur, resulting in the reversal of $1.5 million. Amounts totaling $1.2 million and $0.3 million related to 2002 and 2001, respectively. These reversals related primarily to severance and facility consolidation estimates.

Asset impairment charges for the year ended December 31, 2002 were $5.3 million. The charges related primarily to asset write-downs associated with facility consolidation and the write-off of purchased software.

Our other income (expense) for 1999 includes a gain of $13.9 million realized upon the sale of common stock of a public company that we received upon the exercise of warrants.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$223,584	$260,851	$233,646	$200,622	$225,669
Cost of revenue	139,129	156,078	117,040	99,641	115,316

Gross margin	84,455	104,773	116,606	100,981	110,353

Operating expenses:
Research, development and engineering	23,105	27,848	22,589	18,928	25,067
Selling, general and administrative	66,372	74,878	58,898	48,269	62,449
Amortization of goodwill and other intangibles	854	4,964	2,263	1,068	1,068
Restructuring, special and asset impairment charges	17,270	27,447	(540)	10,587	6,971
Write off of acquired in process technology	—	—	10,000	—	—
Gain (loss) on sale of real estate	—	—	—	(2,829)	—

Total operating expenses	107,601	135,137	93,210	76,023	95,555

Operating income (loss)	(23,146)	(30,364)	23,396	24,958	14,798
Interest (income) expense	(1,004)	(3,586)	(348)	925	1,391
Other (income) expense	44	98	(22)	(13,726)	178

Income (loss) before income taxes	(22,186)	(26,876)	23,766	37,759	13,229
Income tax expense (benefit)	(7,817)	(9,131)	9,506	15,459	5,873

Net income (loss)	$(14,369)	$(17,745)	$14,260	$22,300	$7,356

Basic and diluted earnings (loss) per share	$(0.17)	$(0.21)	$0.18	$0.29	$0.10

Shares used in computing basic earnings (loss) per share	83,108,092	84,488,333	77,961,004	75,633,333	75,633,333

Shares used in computing diluted earnings (loss) per share	83,108,092	84,488,333	78,674,645	75,633,333	75,633,333

Other Operating Data:
Depreciation and amortization	$24,081	$22,904	$14,157	$10,534	$13,160
Capital expenditures, net	5,585	13,052	5,193	5,469	7,394
Cash flows from operating activities	5,294	36,740	23,357	13,318	17,083
Cash flows from (used in) investing activities	4,671	(37,552)	(134,899)	3,730	(19,969)
Cash flows from (used in) financing activities	(13,835)	(4,865)	132,478	(18,225)	4,746

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,758	$17,029	$22,646	$1,023	$2,461
Working capital	80,493	91,336	134,735	35,315	33,970
Total assets	237,113	287,592	301,058	132,350	126,458
Total debt (including short-term borrowings and current portion of long-term debt)	—	1,167	5,721	4,131	5,322
Stockholders’ equity	187,514	212,869	230,554	78,498	74,453

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our selected financial data and historical consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

Overview

We design, manufacture, market and service switching and networking products for storage and data networks. Our products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. We serve Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Our solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth.

Our flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. Our products are designed to be compatible with various vendors’ products and multiple communication standards and protocols. We distribute and support our products through a combination of our direct sales and service operations and indirect channels.

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

In June 2000, we acquired two European distribution businesses, TCS and STI. These acquisitions expanded our direct sales and customer service presence in France, Switzerland, Belgium and Luxembourg. On August 4, 2000, we acquired selected assets of Varcom Corporation, a provider of advanced local area network and wide area network monitoring and management tools. As a result of the Varcom acquisition, we recorded a write-off of in-process technology of $10.0 million. On August 14, 2000, we acquired substantially all of the assets of Computerm Corporation, a provider of storage area network channel extension products. The aggregate purchase price for these three acquisitions was $61.0 million. Of this amount, $55.4 million was paid at the closing of the acquisitions and $5.6 million was paid at specified dates. We have accounted for all three acquisitions using the purchase method of accounting.

On January 1, 2001, we completed the acquisition of Prevail Technology. Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. On May 7, 2001, we completed the acquisition of Onex, Incorporated. Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, we completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrastructures. The aggregate purchase price for these three acquisitions was $20.0 million. Of this amount, $18.1 million was paid at the closing of the acquisitions and up to $1.9 million is payable at specified dates. We have accounted for all three acquisitions using the purchase method of accounting.

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

In 2002, we announced steps to reduce costs in response to revenue and margin pressures and recorded restructuring, special and asset impairment charges totaling $17.3 million. Special charges of $12.0 million were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. The charges include $7.6 million for a reduction in sales, marketing, operations, engineering and administrative headcount of approximately 200 employees in selected non-strategic product areas. Other costs included in special charges were $4.1 million related to lease abandonment costs and $1.8 million related to travel and relocation costs associated with the facility consolidation.

In the fourth quarter 2002, we revised our estimate of the remaining costs related to the 2001 and second quarter 2002 restructurings that we expect to incur, resulting in the reversal of $1.5 million. Amounts totaling $1.2 million and $0.3 million related to 2002 and 2001, respectively. These reversals related primarily to severance and facility consolidation estimates.

Asset impairment charges for the year ended December 31, 2002 were $5.3 million. The charges related primarily to asset write-downs associated with facility consolidation and the write-off of purchased software.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that our actual results will not differ from those estimates.

Revenue recognition.  Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We recognize revenue upon shipment of products with standard configurations. Revenue from products with other than standard configurations is recognized upon customer acceptance or when all of the terms of the sales agreement have been fulfilled. Amounts billed for shipping and handling are included in revenue and the related costs are included in cost of revenue. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on our experience. Revenue from service obligations associated with maintenance contracts is deferred and recognized on a straight-line basis over the terms of the contracts. Other service revenue is recognized when the service is provided.

Stock based employee compensation.  We have a stock based compensation plan. We account for our stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly no stock option expense is recognized. We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Refer to Note 19 of the Notes to Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

Accounts receivable.  We sell products and services to a large number of customers in various industries and geographical areas. Our trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of our customer base. We perform ongoing credit evaluations of our customers’ financial condition and maintain reserves for potential bad debt losses. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operation could be adversely affected.

Capitalized software research and development costs.  Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenues. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of revenue. We perform both an annual and periodic review of the recoverability of these capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable product, any remaining capitalized amounts are written off.

Impairment of long-lived assets and intangibles subject to amortization.  We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and indefinite-lived intangible assets.  Goodwill and indefinite-lived intangible assets are tested for impairment at least annually to determine whether the carrying value of goodwill and indefinite-lived intangible assets exceed their implied fair value. The fair value of reporting units is based on discounted projected cash flow but we also consider factors such as market capitalization and comparable industry price multiples. We employ cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets. Estimates and judgments that effect the future cash flow projections, including principal methods of competition which include volume, price, service, product performance and technical innovations, are considered. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 of Notes to Consolidated Financial Statements for more information.

Inventories.  We value inventories at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income taxes.  We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

Use of estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Years Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Gross margin	37.8%	40.2%	49.9%
Research, development and engineering	10.4%	10.7%	9.7%
Selling, general and administrative	29.7%	28.7%	25.2%
Operating income (loss)	(10.1)%	(11.6)%	10.0%
Net income (loss)	(6.4)%	(6.8)%	6.1%

Comparison of years ended December 31, 2002 and 2001

Revenue.    Revenue for the year ended December 31, 2002 was $223.6 million, a decrease of $37.3 million, or 14.3%, from $260.9 million for the year ended December 31, 2001. One customer represented 17.1% of total revenue in 2002. No single customer represented greater than ten percent of total revenue in 2001. In 2002, sales to international customers decreased to $89.3 million, or 40.0% of total revenue, from $105.7 million, or 40.5% of total revenue in 2001. Revenue attributable to direct channels totaled $161.7 million and $206.0 million in 2002 and 2001, respectively.

Sales of our Fibre Channel directors were $57.5 million in 2002, an increase of $15.0 million, or 35.3%, from $42.5 million in 2001. For the year ended December 31, 2002, sales of our SAN extension products were $44.3 million, a decrease of $18.0 million, or 28.6%, from $62.3 million for the year ended December 31, 2001. Sales of our legacy products were $50.0 million in 2002, a decrease of $44.9 million or 47.3%, from $94.9 million in 2001. This decrease is attributable to the declining revenue of certain technologies including the ESCON directors, data communications products and the discontinuance of telecommunications business. Service revenues were $71.8 million, an increase of $10.6 million, or 17.3%, from $61.2 million in 2001. The decrease in total revenue was driven primarily by the decrease in revenue from legacy products, the divestiture of our telecommunications business and an overall slowdown in technology spending. This was offset by revenue growth attributable to the acquisitions completed in 2001, which totaled approximately $28.2 million and $16.9 million for the years ended December 31, 2002 and 2001, respectively.

Cost of Revenue.    Our cost of revenue for the year ended December 31, 2002 was $139.1 million, a decrease of $17.0 million, or 10.9%, from $156.1 million for the year ended December 31, 2001. Special charges reflecting inventory write-offs associated with 2002 and 2001 restructurings were reflected in our cost of revenue totaling $0.2 million and $4.9 million, respectively. Excluding these charges, cost of revenue for the year ended December 31, 2002 was $138.9 million, a decrease of $12.3 million, or 8.1%, from $151.2 million for the year ended December 31, 2001. As a percentage of revenue, cost of revenue increased to 62.1% (excluding special charges) for the year ended December 31, 2002 from 57.9% (excluding special charges) for the year ended December 31, 2001. The increase in cost as a percentage of revenue was related primarily to the change in product mix from higher margin SAN extension and other legacy products revenues toward FC 9000 revenue and professional consulting revenue, each of which typically carry lower margins. These cost increases were partially offset by decreased service costs as a percentage of revenue due to cost containment initiatives and increased margins on traditional services.

Research, Development and Engineering.    Research, development and engineering expenses for the year ended December 31, 2002 were $23.1 million, a decrease of $4.7 million, from $27.8 million for the year ended December 31, 2001. As a percentage of revenue, research, development and engineering expenses were 10.3% for the year ended December 31, 2002 as compared to 10.7% for the year ended December 31, 2001. The decrease was a result of reductions in headcount related to the facility consolidation in 2002 and the divestiture of the telecommunication product line in the second half of 2001. Including capitalized software, research, development and engineering spending was $31.6 million for the year ended December 31, 2002, or 14.2% of revenue, compared to $37.3 million, or 14.3% of revenue, for the year ended December 31, 2001.

Selling, General and Administrative.    Selling, general and administrative expenses for the year ended December 31, 2002 were $66.4 million, a decrease of $8.5 million, from $74.9 million for the year ended December 31, 2001. The decrease was due to reductions in force and cost savings initiatives, partially offset by the costs associated with the acquisition of the professional consulting business. As a percentage of revenue, selling, general and administrative expenses were 29.7% for the year ended December 31, 2002 compared to 28.7% for the year ended December 31, 2001. The percentage increase was primarily due to decreases in revenue.

Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the years ended December 31, 2002 and 2001 was $0.9 million and $5.0 million, respectively. The decrease was a result of the discontinuance of goodwill amortization beginning on January 1, 2002, due to the adoption of SFAS No. 142.

Restructuring and Special Charges.    Restructuring and special charges for the year ended December 31, 2002 were $12.3 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations, reduce costs and improve efficiencies. These actions included the consolidation of our engineering facilities. We expect a majority of the severance and other payments associated with this restructuring to be completed in 2003. The charges included $7.6 million for a reduction in sales, marketing, operations, engineering and administrative headcount of approximately 200 employees in selected non-strategic product areas. Other costs included in special charges were $4.2 million related to lease abandonment costs and $2.0 million related to travel and relocation costs associated with the facility consolidation.

In the fourth quarter 2002, we revised our estimate of the remaining costs related to the 2001 and second quarters 2002 restructurings that we expect to incur, resulting in the reversal of $1.5 million. Amounts totaling $1.2 million and $0.3 million related to 2002 and 2001, respectively. These reversals related primarily to severance and facility consolidation estimates.

Restructuring and special charges for the year ended December 31, 2001 were $11.4 million. The special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and our exit from the telecommunications business. The charges primarily include severance, lease abandonment costs, costs associated with existing obligations related to discontinued product lines, and amounts related to the settlement of contractual obligations. Restructuring and special charges include $5.7 million for a reduction in headcount of approximately 200 employees in selected non-strategic product areas. Charges totaling $5.2 million were recorded in connection with the settlement of a contractual obligation on a discontinued product. Other costs of $0.5 million are associated with existing obligations related to discontinued product lines.

Asset Impairment Charges.    Asset impairment charges for the year ended December 31, 2002 were $5.0 million. The charges related primarily to asset write-downs associated with facility consolidation and the write-off of purchased software.

Asset impairment charges for the year ended December 31, 2001 were $16.1 million. The charges related to asset write-downs associated with discontinued product lines ($8.1 million), the write down of goodwill from an acquisition completed in 2000 ($5.0 million) and the write down of strategic investments made in business partners ($3.0 million).

Interest Income.    Interest income was $1.4 million for the year ended December 31, 2002 as compared to $4.4 million for the year ended December 31, 2001. In 2002, we received approximately $1.0 million of interest income from our demand note with SPX as compared to $3.8 million in 2001. The remaining interest was earned from cash invested in a money market account.

Interest Expense.    Interest expense was $0.4 million for the year ended December 31, 2002 as compared to $0.8 million for the year ended December 31, 2001. The interest expense included $0.3 million and $0.5 million related to our foreign operations in 2002 and 2001, respectively, and $0.1 million and $0.3 million interest accrued on our notes to sellers related to business acquisitions in 2002 and 2001, respectively.

Other Income (Expense).    We had minimal other income/expense for the years ended December 31, 2002 and 2001.

Income Taxes.    Our effective tax rate for the years ended December 31, 2002 and 2001 was 35.0% and 34.0%, respectively. The increase in the effective rate of the tax benefit recorded on the pretax loss in 2002 was due to the availability of additional research and development tax credits in 2002.

Comparison of years ended December 31, 2001 and 2000

The terrorist events of September 11, 2001 adversely impacted our results of operations for the third quarter and the full year of 2001, although we cannot quantify the amount of the impact.

Revenue.    Revenue for the year ended December 31, 2001 was $260.9 million, an increase of $27.2 million or 11.6% from $233.6 million for the year ended December 31, 2000. No single customer represented greater than ten percent of total revenue in 2001 or 2000. In 2001, sales to international customers increased to $105.7 million, or 40.5% of total revenue, from $93.8 million, or 40.1% of total revenue in 2000. Revenue attributable to direct channels totaled $206.0 million and $195.2 million in 2001 and 2000, respectively.

Sales of our Fibre Channel directors were $42.5 million, an increase of $23.7 million, or 126.1% from $18.8 million in the year ended December 31, 2000. The FC/9000 Director was released for general availability during the third quarter of 2000. Revenue from our SAN extension products was $62.3 million, an increase of $18.0 million, or 40.6%, from $44.3 million in the year ended December 31, 2000. In addition, product revenue from our legacy businesses and our divested telecommunications products totaled $62.7 million, a decrease of $50.0 million, or 45.0%, from the year ended December 31, 2000. Service revenue was $61.2 million, an increase of $21.8 million, or 55.2%, from $39.4 million in 2000. This increase in service revenue was attributable mainly to revenue from acquisitions and increased traditional services due to higher maintenance product base. Revenue growth attributable to the acquisitions completed in 2001 and 2000 was approximately $49.5 million and $18.3 million, respectively.

Cost of Revenue.    Our cost of revenue for the year ended December 31, 2001 was $156.1 million, an increase of $39.0 million, or 33.4%, from $117.0 million for the year ended December 31, 2000. As a percentage of revenue, cost of revenue increased to 59.8% for the year ended December 31, 2001 from 50.1% for the year ended December 31, 2000. This represented a decrease in gross margin to 40.2% for the year ended December 31, 2001 from 49.9% for the year ended December 31, 2000. The decrease in margin percentage was the result of a shift in product mix from high margin direct sales to lower margin OEM product sales, primarily in the open storage segment of our business; as well as lower revenue from high margin legacy businesses; and exiting the telecommunication business, which had higher margins. The increase in service cost of $14.7 million was a result of increased service headcount to support the introduction of the FC/9000, professional service start-up costs and staffing from our acquisitions.

Research, Development and Engineering.    Research, development and engineering expenses for the year ended December 31, 2001 were $27.8 million, an increase of $5.3 million, from $22.6 million for the year ended December 31, 2000. As a percentage of revenue, research, development and engineering expenses were 10.7% for the year ended December 31, 2001 as compared to 9.7% for the year ended December 31, 2000. The increase was a result of additional headcount primarily to support Fibre Channel initiatives and other storage networking products. Including capitalized software, research, development and engineering spending was $37.3 million for the year ended December 31, 2001, or 14.3% of revenue, compared to $29.3 million, or 12.5% of revenue, for the year ended December 31, 2000.

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

Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the years ended December 31, 2001 and 2000 was $5.0 million and $2.3 million, respectively. The increase was a result of the full period effects of goodwill and other intangibles associated with the businesses acquired during 2000 and the acquisitions completed in 2001.

Restructuring and Special Charges.    Restructuring and special charges for the year ended December 31, 2001 were $11.4 million as compared to a gain of $0.5 million in 2000. The 2001 special charges were attributable to restructuring costs associated with our actions to streamline operations and improve efficiencies and our exit from the telecommunications business. The charges primarily included severance, lease abandonment costs, costs associated with existing obligations related to discontinued product lines, and amounts related to the settlement of contractual obligations.

Restructuring and special charges included $5.7 million for a reduction in headcount of approximately 200 employees in selected non-strategic product areas. We recorded charges totaling $5.2 million in connection with the settlement of a contractual obligation on a discontinued product. Other costs of $0.5 million were associated with existing obligations related to discontinued product lines.

The gain recorded in 2000 was related primarily to a reversal of a charge recorded in December 1999 for abandonment of certain facilities, offset by $0.5 million in charges for options issued to employees of SPX.

Asset Impairment Charges.    Asset impairment charges for the year ended December 31, 2001 were $16.1 million. The charges related to asset write-downs associated with discontinued product lines ($8.1 million), the write down of goodwill from an acquisition completed in 2000 ($5.0 million) and the write down of strategic investments made in business partners ($3.0 million). There were no asset impairment charges in 2000.

Write-off of Acquired in Process Technology.    In conjunction with the acquisition of Varcom Corporation, we recorded a charge of $10.0 million for the write-off of acquired in-process technology in 2000.

Interest Income.    Interest income was $4.4 million for the year ended December 31, 2001 as compared to $1.8 million for the year ended December 31, 2000. In 2001, we received approximately $3.8 million of interest income from our demand note with SPX as compared to $1.3 million in 2000. The remaining interest was earned from cash invested in a money market account.

Interest Expense.    Interest expense was $0.8 million for the year ended December 31, 2001 as compared to $1.4 million for the year ended December 31, 2000. The interest expense incurred in 2001 included $0.5 million related to our foreign operations and $0.3 million interest accrued on our notes to sellers related to business acquisitions in 2000. The interest expense for the year ended December 31, 2000 was principally for money loaned to us by SPX for the acquisitions completed during the third quarter of 2000. We repaid the loan for these acquisitions from the IPO proceeds.

Other Income (Expense).    We had minimal other income/expense for the years ended December 31, 2001 and 2000.

Income Taxes.    Our effective tax rate for the years ended December 31, 2001 and 2000 was 34.0% and 40.0%, respectively. The decrease in the effective rate of the tax benefit recorded on the pretax loss in 2001 was due to the amount of income derived from foreign subsidiaries, which are taxed at rates higher than the domestic statutory rates, and the inability to use certain domestic losses for state tax purposes.

Quarterly Financial Information

The following table presents our unaudited quarterly statement of operations data for 2002 and 2001. This information was derived from our unaudited financial statements. In the opinion of management, this unaudited information was prepared on the same basis as the annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Consolidated Statement of Operations Data (in thousands):
Revenue	$55,948	$52,913	$52,821	$61,902	$72,526	$55,044	$69,406	$63,875
Cost of revenue	36,915	32,854	32,953	36,407	43,672	34,928	43,572	33,906

Gross margin	19,033	20,059	19,868	25,495	28,854	20,116	25,834	29,969

Operating Expenses:
Research, development and engineering	4,785	6,212	5,661	6,447	6,498	6,754	7,012	7,584
Selling, general and administrative	16,100	15,732	16,782	17,758	18,922	17,662	19,551	18,743
Amortization of goodwill and other intangibles	213	214	247	180	1,295	1,333	1,295	1,041
Restructuring, special and asset impairment charges	4,106	1,488	11,676	—	16,720	2,700	8,027	—

Total operating expenses	25,204	23,646	34,366	24,385	43,435	28,449	35,885	27,368

Operating income (loss)	(6,171)	(3,587)	(14,498)	1,110	(14,581)	(8,333)	(10,051)	2,601
Interest expense (income)	(136)	(122)	(296)	(450)	(475)	(758)	(1,080)	(1,273)
Other expense (income)	35	(19)	62	(34)	308	(270)	101	(41)

Income (loss) before income Taxes	(6,070)	(3,446)	(14,264)	1,594	(14,414)	(7,305)	(9,072)	3,915
Income taxes	(2,860)	(403)	(5,176)	622	(4,144)	(2,931)	(3,625)	1,569

Net income (loss)	$(3,210)	$(3,043)	$(9,088)	$972	$(10,270)	$(4,374)	$(5,447)	$2,346

Consolidated Statement of Operations Data (percentage of revenue):
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	34.0	37.9	37.6	41.2	39.8	36.5	37.2	46.9
Research, development and engineering	8.6	11.7	10.7	10.4	9.0	12.3	10.1	11.9
Selling, general and administrative	28.8	29.7	31.8	28.7	26.1	32.1	28.2	29.3
Net income (loss)	(5.7)	(5.8)	(17.2)	1.6	(14.2)	(7.9)	(7.8)	3.7

Because we sell high-end products with relatively high costs for each product, our financial results for each quarter may be materially affected by the timing of particular orders, and we anticipate that our largest customers in one period may not be our largest customers in future periods. Other factors that may cause our results of operations to vary significantly from quarter to quarter include:

•	the timing and market acceptance of product introductions or enhancements by us or our competitors;

•	the size, timing, terms and fluctuations of customer orders;

•	customer order deferrals in anticipation of new products;

•	technological changes in the networking industry;

•	competitive pricing pressures;

•	seasonal fluctuations in customer buying patterns;

•	changes in our operating expenses;

•	personnel changes;

•	one-time gains or losses;

•	delays of payments by customers; and

•	general economic conditions.

Liquidity and Capital Resources

Cash flow from operating activities was $5.3 million for the year ended December 31, 2002. During this period, cash flow from operations resulted principally from decreases in accounts receivable. The reduction in accounts receivable resulted from decreased revenue and improved collections. The increase in cash flow from operations was partially offset by decreases in accounts payable and accrued expenses. The reduction in accrued expenses was primarily related to payments associated with severance and facility consolidation actions. The reduction in accounts payable is due primarily to the decreased cost of sales year over year.

Cash flow from investing activities was $4.7 million for the year ended December 31, 2002. Cash flow from investing activities was generated primarily from the reduction in the demand note from SPX, offset by purchases of property and equipment and capitalized software.

As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts at any time. Even after SPX repays us the amount due under the loan agreement, however, as part of our cash management system, we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock, or if there is an event of default under SPX’s credit agreement. Amounts loaned under the loan agreement are unsecured. Interest accrues quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. For the years ended December 31, 2002 and 2001, the weighted average interest rate was 4.44% and 7.26%, respectively. SPX’s ability to repay these borrowings is subject to SPX’s financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. Management believes that the note from SPX is fully realizable.

For the year ended December 31, 2002, net cash used in financing activities was $13.8 million, consisting primarily of net cash outflows related to the repurchase of 2,349,882 Class B shares. As of December 31, 2002, we had repurchased shares with a value of $12.6 million, and we are authorized to repurchase additional shares with a value of $7.4 million.

In 2003, we expect that our purchases of property, plant and equipment will be approximately $5.9 million and capitalized software costs will be approximately $7.4 million.

We believe that the demand note from SPX, together with current cash balances, foreign credit facilities and cash provided by future operations, will be sufficient to meet the working capital, capital expenditure and research and development requirements for the foreseeable future. If additional funds are required to support our working capital requirements or for other purposes, however, we may seek to raise such additional funds through borrowings from SPX, through public or private equity financings or from other sources. Our ability to issue equity may be limited by SPX’s desire to preserve its ability in the future to effect a tax-free spin-off and by limitations under SPX’s credit agreement. In addition, our ability to borrow money may be limited by restrictions under SPX’s credit agreement. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on terms acceptable to us.

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001, and the amortization provision of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Effective July 1, 2001, all business combinations should be accounted for under the purchase method of accounting. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Consolidated Financial Statements for further discussion of the impact of adopting SFAS No. 141 and SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We will adopt the provisions of SFAS No. 143 effective January 1, 2003. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 and also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adoption will not be material to the financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS No. 146 are to be applied prospectively after adoption date, we cannot determine the potential effects that the adoption of SFAS No. 146 will have on our financial statements.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and it requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have adopted the disclosure-only provisions of SFAS 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business and could result in the complete loss of your investment.

RISKS RELATING TO OUR BUSINESS

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

Our success depends upon our ability to address the rapidly changing markets in which we operate, including changes in relevant industry standards and the changing needs of our customers. To address this risk, we must develop and introduce high-quality, technologically advanced, cost-effective products and product enhancements on a timely basis. If we are not able to develop and introduce new products successfully within the timeframe we expect or prior to the time our competitors do or if we underestimate the pace of technology changes in our mature products, our future revenue and earnings will be impaired and our reputation for producing technologically-advanced products could be damaged.

WE MAY EXPERIENCE DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS.

Given the relatively short product life cycles in the market for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our future revenue and earnings. Product development delays may result from numerous factors, including:

•	failure to develop or license the necessary technology on a timely basis;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with independent contractors and suppliers;

•	failure to obtain regulatory approvals;

•	changing product specifications; and

•	unanticipated engineering complexities.

Since developing new products on a timely basis is critical to our success, any delay we experience in doing so could reduce our revenue and profitability.

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

OUR FINANCIAL SUCCESS DEPENDS ON OUR ABILITY TO MANAGE THE PHASING OUT OF OLD PRODUCTS AND THE INTRODUCTION OF NEW PRODUCTS.

We must successfully predict when one of our products has reached the end of its life cycle and when it has to be updated, replaced or phased out. If a product is not technologically advanced, customers will frequently delay purchasing that product in the expectation that a more advanced product will be developed by us or one of our competitors, particularly near the end of a product’s life cycle. In addition, selling a number of products that are at the end of their life cycle may harm our reputation as being technologically advanced. We must manage the introduction of new or enhanced products in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers’ demands.

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

Currently, there are only limited Fibre Channel storage area network products operating in these data centers and potential end users may seek to adopt networks with different protocols. Potential end-users, particularly those who have invested substantial resources in their existing data storage and management systems, may be reluctant or slow to adopt a new approach, like storage area networks, or may want to adopt a different solution than Fibre Channel, such as gigabit ethernet. If other technologies become predominant or readily accepted, our business will be significantly harmed. Therefore, it is difficult to predict the potential size or future growth rate of products using the Fibre Channel protocol. Our success in penetrating this emerging market will depend on, among other things, our ability to:

•	educate potential original equipment manufacturers, distributors and end-users about the benefits of Fibre Channel storage area network technology and overcoming its limitations; and

•	predict and base our products on standards that ultimately become industry standards.

In addition, storage area networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

IF SALES OF OUR FC/9000 DO NOT GROW AS WE ANTICIPATE, OUR REVENUE AND EARNINGS COULD BE LESS THAN WE ANTICIPATE.

We began shipping the FC/9000 as a 1 gigabit/second speed product in April 2000. In the third quarter of 2002 we began to market a 2 gigabit/second speed product. Our future sales growth and financial results are highly dependent on our successful introduction of a 2 gigabit/second product, the market transition from 1 gigabit speeds to 2 gigabit speeds, and the growth of sales of the both 1 and 2 gigabit/second FC/9000’s. Sales of the FC/9000 may not grow as quickly as we expect for various reasons, including:

•	storage networks that are used in applications that are critical to a business’s operations may not convert to switches using Fibre Channel protocol;

•	we or our customers may discover problems in the 2 gigabit FC/9000 that we may not be able to fix quickly and cost-effectively, if at all; and

•	other companies may produce products with similar or greater capabilities that may have more attractive pricing.

CONTINUING TO RESELL OUR FC/9000 THROUGH OUR EXISTING DISTRIBUTION CHANNELS COULD LIMIT OUR ABILITY TO INCREASE PRODUCT PROFITABILITY.

We have historically sold the majority of our products through our direct sales force. However, in 2002 and 2001, as we expanded our sales in the storage networking industry, a greater percentage of our revenue was derived from indirect channels. For example, we sell most of our FC/9000’s through large global resellers, most of whom sell our FC/9000 together with their storage devices as part of a storage area network implementation. Our ability to sell our product through these indirect channels is dependent on the success of our channel partners and their willingness to promote our product. If we are not successful in our efforts to continue to maintain and grow our levels of indirect sales support, our revenue and earnings may not grow as rapidly as those of our competitors who have more established indirect sales channel relationships. In addition, the decision of a large channel partner to discontinue selling our products could affect our revenues and earnings significantly.

WE RELY ON SOLE SOURCES OF SUPPLY FOR SOME KEY COMPONENTS OF OUR PRODUCTS. ANY DISRUPTION IN OUR RELATIONSHIPS WITH THESE SOURCES COULD INCREASE OUR PRODUCT COSTS AND REDUCE OUR ABILITY TO SUPPLY OUR PRODUCTS ON A TIMELY BASIS.

We purchase microchips that are specifically designed for the FC/9000 and next generation products from sole sources. Since we anticipate that a significant amount of our revenue growth will come from sales of our current and future generation FC/9000s, any circumstance that results in our inability to acquire microchips could have a material adverse effect on our revenue and earnings.

DUE TO THE NATURE OF OUR PRODUCTS, OUR LARGEST CUSTOMERS IN ANY GIVEN PERIOD MAY NOT CONTINUE THEIR LEVELS OF PURCHASES IN FUTURE PERIODS, AND, ACCORDINGLY, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE DO NOT DEVELOP SIGNIFICANT ADDITIONAL CUSTOMERS.

Our twenty largest customers accounted for approximately 44% of our 2002 revenue. IBM, a reseller of our FC/9000 director, was our largest customer and represented 17.1% of our 2002 revenues. Because our products represent significant capital purchases by our customers, we generally do not expect that customers who make substantial purchases in any given fiscal period will continue to make comparable purchases in subsequent periods. Accordingly, if we do not replace these customers, our revenue may decrease significantly and quickly.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY CONTINUE TO DECLINE, WHICH MAY RESULT IN A REDUCTION IN OUR PROFITABILITY.

We anticipate that as products in the storage area network market become more prevalent, the average unit price of our products may decrease in response to competitive pricing pressures, the maturing life cycle of our products, new product introductions by us or our competitors or other factors. Also, sales through indirect OEM sales channels, which we expect to grow as a percentage of our revenue, have lower gross margins than sales through direct sales channels. If we are not successful in our efforts to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions, as well as through increased sales of higher margin products, our profitability will decline significantly.

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE.

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

In particular, the business of providing products and related services to the storage area network market is highly competitive. Our future growth is highly dependent on this business. Our primary competitors in the Fibre Channel switch market are Brocade

Communications and McDATA, both of which currently sell more Fibre Channel switches than we do. The perception by some that these companies are early leaders in the storage area network market may materially adversely affect our ability to develop new customer relationships. Other well recognized and well funded companies, most notably Cisco Systems are or will be providing or introducing Fibre Channel switches and other products in our markets, and their products could become more widely accepted than ours. In addition, a number of companies are developing, or have developed, Fibre Channel products other than switches, such as adapters or hubs, that compete with our products in some applications. These competitors may develop products that are more advanced than our products. To the extent that these companies have current supplier relationships with our potential customers, it will be more difficult for us to win business from these potential customers. If Fibre Channel technology gains wider market acceptance, it is likely that an increasing number of competitors will begin developing and marketing Fibre Channel products.

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

ARTHUR ANDERSEN LLP, THE INDEPENDENT PUBLIC ACCOUNTANT THAT AUDITED OUR 2001 AND 2000 ANNUAL CONSOLIDATED FINANCIAL STATEMENTS, HAS NOT CONSENTED TO OUR USE OR INCORPORATION BY REFERENCE OF ITS AUDIT OPINION AND HAS BEEN CONVICTED OF OBSTRUCTION OF JUSTICE, WHICH MAY ADVERSELY AFFECT THE ABILITY OF ARTHUR ANDERSEN LLP TO SATISFY ANY CLAIMS THAT MAY ARISE OUT OF ITS AUDITS OF OUR CONSOLIDATED FINANCIAL STATEMENTS.

Arthur Andersen LLP is the independent public accountant that audited our consolidated financial statements through December 31, 2001 and for each of the three years in the period ended December 31, 2001. Arthur Andersen LLP was convicted in June 2002 of Obstruction of justice in connection with the U.S. government’s investigation of Enron Corp. Events arising out of this conviction most likely will adversely affect the ability of Arthur Andersen LLP to satisfy any claims that may arise out of Arthur Andersen LLP’s audits of our Consolidated Financial Statements. Additionally, because the personnel responsible for the audits of our Consolidated Financial Statements are no longer employed by Arthur Andersen LLP, we have not received Arthur Andersen LLP’s consent with respect to the use of those Consolidated Financial Statements and the related audit report; accordingly, if those Consolidated Financial Statements are inaccurate, your ability to make a claim against Arthur Andersen LLP may be limited or prohibited.

Until our consolidated audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules require us to present or incorporate by reference our audited financial statements for the periods that these financial statements were audited by Arthur Andersen LLP. While the SEC has indicated that in the interim it will continue to accept financial statements audited by Arthur Andersen LLP, there is no assurance that the SEC will continue to do so in the future. If the SEC declines to accept financial statements audited by Arthur Andersen LLP prior to the filing of our Form 10-K for the year ending December 31, 2004, it could impede our access to the capital markets unless Deloitte & Touche LLP, our current independent auditor, is able to audit the consolidated financial statements originally audited by Arthur Andersen LLP. Additionally, if our financial statements for the two years ended December 31, 2001 are subject to a material modification or change for any reason, the SEC would likely require these periods to be re-audited by our current independent auditor.

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

We believe our future success also will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, research, sales, marketing, finance and operations personnel. Competition for professionals in our industry is intense and increasing. We may not be able to attract and retain qualified personnel. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be materially harmed. If our stock price declines or does not increase significantly or options in our company are not perceived as highly valuable, we may have difficulty in attracting and retaining qualified personnel, because a portion of our employees’ compensation is stock based.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

We have experienced significant fluctuations in revenue and operating results from quarter to quarter, and even during a quarter, as a result of a combination of factors. We expect these fluctuations to continue in future periods. Because we sell high-end products with relatively high costs for each product, our financial results for each quarter may be materially affected by the timing of particular orders, and the timing of significant events, such as the terrorist events of September 11, 2001. We anticipate that our largest customers in one period may not be our largest customers in future periods. Numerous other factors that may cause our results of operations to vary significantly from quarter to quarter are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Financial Information.

MANY OF OUR SALES ARE MADE IN CONJUNCTION WITH SALES BY OTHER VENDORS OR RELATED PRODUCTS. IF OUR CUSTOMER’S RELATIONSHIP WITH THE VENDOR TERMINATES, OR OUR RELATIONSHIP WITH THE VENDOR TERMINATES, THE CUSTOMER MAY TERMINATE ITS RELATIONSHIP WITH US.

We sell components of complicated network systems. Many vendors sell components, related to our products, that customers purchase when they purchase our products. If the relationship between the customer and the other vendor deteriorates or terminates, or if the vendor’s products are perceived as not being state-of-the-art or cost effective, our relationship with that customer might be in jeopardy and may be terminated.

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

We derived approximately 40% of our 2002 revenue from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to penetrate international markets. If we are unable to successfully manage the difficulties associated with international operations and maintain and expand our international operations, our revenue and earnings could be substantially lower than we anticipate. These difficulties are heightened because we are in a highly technical industry and include:

•	difficulties related to staffing for our highly technical industry;

•	licenses, tariffs, taxes and other trade barriers imposed on products such as ours;

•	reduced or limited protections of intellectual property rights;

•	difficulties related to obtaining approvals for products from foreign governmental agencies that regulate networks; and

•	compliance with a wide variety of complex foreign laws and treaties relating to telecommunications and networking equipment.

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

SPX beneficially owns 100% of our outstanding Class A common stock and approximately 92.1% of the total number of outstanding shares of our common stock. This represents about 98.3% of the combined voting power of all classes of our voting stock. Because of SPX’s control of our company, investors will be unable to affect or change the management or the direction of our company. As a result, some investors may be unwilling to purchase our Class B common stock. If the demand for our Class B common stock is reduced because of SPX’s control of our company, the price of our Class B common stock could be materially depressed.

Until SPX beneficially owns less than 50% of the combined voting power of our stock, SPX will be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, SPX will be in a position to control all matters affecting our company, including decisions as to:

•	our corporate direction and policies;

•	the composition of our board of directors;

•	future issuances of our common stock or other securities;

•	our incurrence of debt;

•	amendments to our certificate of incorporation and bylaws;

•	payment of dividends on our common stock; and

•	acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control.

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

WE MAY HAVE CONFLICTS WITH SPX WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS.

We may have conflicts with SPX in a number of areas relating to our past and ongoing relationships, including:

•	SPX’s ability to control our management and affairs;

•	the nature, quality and pricing of ongoing services that SPX has agreed to provide us;

•	business opportunities that may be attractive to both SPX and us;

•	litigation, labor, tax, employee benefit and other matters arising from our no longer being a wholly owned subsidiary of SPX;

•	the incurrence of debt and major business combinations by us; and

•	sales or distributions by SPX of all or any portion of its ownership interest in us.

We may not be able to resolve these conflicts and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with an unaffiliated party. Our certificate of incorporation and bylaws do not contain any special provisions setting forth rules governing these potential conflicts.

THE AGREEMENTS BETWEEN SPX AND US WERE NOT MADE ON AN ARM’S-LENGTH BASIS, AND MAY NOT BE FAIR TO US.

The contractual agreements we have with SPX for SPX to provide us with various ongoing services were made in the context of an affiliated relationship and were negotiated in the overall context of our IPO. In addition, these agreements may be amended from time to time upon agreement between the parties and, as long as SPX is our controlling stockholder, it will have significant influence over our decision to agree to any amendments. As a result of SPX’s control over us when these agreements were negotiated or when they may be amended, the prices and other terms under these agreements may be less favorable to us than what we could obtain in arm’s-length negotiations with unaffiliated third parties for similar services.

WE ARE SUBJECT TO RESTRICTIONS CONTAINED IN SPX’S CREDIT AGREEMENT.

Under the terms of SPX’s credit agreement, even after our initial public offering, we continue to be considered a subsidiary of SPX for as long as SPX holds more than 50% of the combined voting power of our common stock. As a result, we continue to be subject to the covenants contained in SPX’s credit agreement that restrict SPX and its subsidiaries, including covenants limiting acquisitions, issuances of stock and options, indebtedness, liens, sale of assets and capital expenditures. These covenants could restrict our ability to operate our business; moreover, we may have conflicts with SPX as to our ability to take advantage of provisions contained in the credit agreement which SPX may want to utilize for itself or its other subsidiaries.

WE LEND THE EXCESS CASH WE GENERATE ON A DAILY BASIS TO SPX. SPX’S ABILITY TO REPAY THESE AMOUNTS IS SUBJECT TO SPX’S FINANCIAL CONDITION

As part of our cash management system, we lend, on a daily basis, our cash and cash equivalents in excess of $15 million to SPX. We lend these amounts to SPX under a loan agreement that allows us to demand repayment of outstanding amounts loaned under the agreement at any time. However, even after SPX repays us the amount due under the loan agreement, as part of our cash management system we will continue to lend, on a daily basis, all of our cash and cash equivalents in excess of $15 million to SPX until the termination of the loan agreement. The loan agreement will terminate when SPX owns less than 50% of our outstanding shares of Class A common stock and Class B common stock or if there is an event of default under SPX’s credit agreement. Amounts loaned under the loan agreement will be unsecured. Loans made prior to October 1, 2000, accrued interest quarterly at a rate of 8.5% and, loans made on or after October 1, 2000, accrue interest quarterly at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. SPX’s ability to repay the amounts that we lend will be subject to SPX’s financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise. SPX is more leveraged than we are and, because it is in businesses that are different from ours, is subject to different risks. Many of its businesses, such as its automotive business, are cyclical and subject to pricing pressures and environmental risks. In the event that SPX files for bankruptcy protection, SPX’s ability to repay the loans will be subject to bankruptcy laws as well as other applicable laws, and we cannot be certain that we would be able to recover amounts loaned to SPX. In addition, any amounts paid or repaid to us by SPX during the one-year period prior to any bankruptcy filing by SPX may be subject to recovery by SPX or a trustee in SPX’s bankruptcy case as a preferential payment.

A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF SPX OR OWN SPX STOCK.

Five members of our board of directors are directors or executive officers of SPX. Our directors who are also directors or executive officers of SPX will have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and SPX. In addition, a number of our directors, executive officers and other employees own SPX stock and options on SPX stock that they acquired as employees of SPX. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and SPX. Our certificate of incorporation and bylaws do not have special provisions to deal with these potential conflicts and we intend to deal with conflicts on a case-by-case basis.

WE ARE PART OF SPX’S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES. AS A RESULT, SPX’S ACTIONS MAY ADVERSELY AFFECT US.

As long as SPX owns at least 80% of the combined vote and value of our capital stock, we will be included in SPX’s consolidated group for federal income tax purposes. Under a tax sharing agreement with SPX, we will pay SPX the amount of federal, state and local income taxes that we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in SPX’s consolidated, unitary or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement, SPX will effectively control substantially all of our tax decisions. Under the tax sharing agreement, SPX will have sole authority to respond to and conduct all tax proceedings, including tax audits, relating to SPX’s consolidated, unitary or combined income tax returns in which we are included. Moreover, even though we have a tax sharing agreement with SPX, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent SPX or other members of SPX’s consolidated group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state or local income tax purposes.

RISKS RELATING TO OUR CLASS B COMMON STOCK

THE MARKET PRICE OF OUR CLASS B COMMON STOCK MAY FLUCTUATE WIDELY AND RAPIDLY.

In December 2001, the Board of Directors authorized the repurchase of up to $20 million of Class B common Stock. The purchases will be made at management’s discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. In 2002, we repurchased a total of 2,349,882 Class B shares at a weighted average price of $5.32 for a total of $12,577,668.

The market price of our Class B common stock could fluctuate significantly as a result of:

•	changes in and failures to meet financial estimates and recommendations by securities analysts following our stock;

•	changes in business or regulatory conditions affecting companies in the networking industry;

•	introductions or announcements, by us or our competitors, of technological innovations or new products; and

•	our share repurchases through our announced $20 million share buy-back.

The securities of many companies, particularly those in the high-technology industry, have experienced extreme price and volume fluctuations in recent months, often unrelated to the companies’ operating performance. These price and volume fluctuations are likely to continue for the securities of high-technology companies, and may not bear any relationship to these companies’ operating performances.

THE ACTUAL OR POSSIBLE SALE OF OUR SHARES BY SPX, WHICH OWNS MORE THAN 90% OF OUR OUTSTANDING SHARES, COULD DEPRESS OR REDUCE THE MARKET PRICE OF OUR CLASS B COMMON STOCK OR CAUSE OUR SHARES TO TRADE BELOW THE PRICES AT WHICH THEY WOULD OTHERWISE TRADE.

The market price of our Class B common stock could drop as a result of sales by SPX of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our Class B common stock.

SPX is not obligated to retain its shares of our Class A common stock and could dispose of its shares of our Class A common stock through a public offering, sales under Rule 144 of the Securities Act of 1933 or other transactions. Upon the sale, each share of Class A common stock will be converted into one share of Class B common stock. We have entered into a registration rights agreement with SPX that grants it registration rights to facilitate its sale of our shares in the market. In addition, as of March 14, 2003, there were outstanding options to acquire shares of our Class B common stock. Subject to vesting restrictions, these options may be exercised and the underlying shares of our Class B common stock sold.

WE MAY NOT BE ABLE TO MAINTAIN OUR ELIGIBILITY FOR THE NASDAQ NATIONAL MARKET.

Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and a minimum market value of publicly held shares of $5,000,000. If our stock price were to decline to below one dollar per share or the market value of our publicly held shares were to drop below $5,000,000, The Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. The loss of the listing of our common stock on The Nasdaq National Market could adversely impair the liquidity of our common stock.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash and cash equivalents with high credit quality issuers. We mitigate default risk by investing in only the safest and highest credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

In addition, we utilize a cash management program administered by SPX and have a demand note receivable from SPX. Interest accrued quarterly on this loan to SPX at 8.5% through October 1, 2000. After October 1, 2000, interest on the loan was adjusted quarterly and accrues at the weighted average rate of interest paid by SPX for revolving loans under its credit agreement for the prior quarter. The loan to SPX is unsecured, and SPX’s ability to repay the amount due will be subject to its financial condition and liquidity, including its ability to borrow under its credit agreement or otherwise.

We maintain operations in a number of foreign countries. Included in the consolidated balance sheet at December 31, 2002 are current assets and current liabilities of $16,652 and $10,368, respectively, which are settled in foreign currencies. We are exposed to foreign currency fluctuation relating to our foreign subsidiaries. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Inrange Technologies Corporation, Lumberton, New Jersey:

We have audited the accompanying consolidated balance sheet of Inrange Technologies Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. The 2001 and 2000 consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the revised disclosure in Note 8 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in that period related to goodwill and other intangible assets that are no longer being amortized as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings-per-share amounts. In our opinion, such revised disclosure in Note 8 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

As discussed in Note 19 to the consolidated financial statements, in 2002, the Company restated its disclosure for the pro forma effect on net income and income per share related to stock-based compensation for the year ended December 31, 2001 to give effect to income taxes and expected volatility.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 19, the Company restated its disclosure for the pro forma effect on net income and income per share related to stock-based compensation for 2001 to give effect to the impact of income taxes and expected volatility on the disclosures. We audited the adjustments that were applied to restate the disclosures for the pro forma effect on net income and income per share related to stock-based compensation reflected for 2001. Our procedures included (a) agreeing the adjusted amounts of pro forma compensation expense, net of tax, pro forma net income (loss), pro forma basic and diluted net income (loss) per common share and expected volatility to the Company’s underlying records obtained from management. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inrange Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Inrange Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over- all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Arthur Andersen LLP

Philadelphia, Pennsylvania

February 1, 2002

Note: The report above is a copy of the previously issued report and the predecessor auditor has not reissued the report.

INRANGE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,758	$17,029
Demand note from SPX Corporation	15,537	42,175
Accounts receivable, net	61,577	70,912
Inventories, net	27,509	28,152
Prepaid expenses and other	3,311	3,179
Property held for sale	1,167	—
Deferred income taxes	6,233	4,612

Total current assets	130,092	166,059
PROPERTY, PLANT AND EQUIPMENT, net	16,641	23,335
DEFERRED INCOME TAXES	891	7,908
GOODWILL	47,057	45,432
INTANGIBLE ASSETS, net	17,232	19,058
OTHER ASSETS, net	25,200	25,800

Total assets	$237,113	$287,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,167
Accounts payable	14,378	29,527
Accrued expenses	20,239	32,095
Deferred revenue	14,982	11,934

Total current liabilities	49,599	74,723

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 150,000,000 shares authorized, 75,633,333 shares issued and outstanding	756	756
Class B common stock, $0.01 par value, 250,000,000 shares authorized, 8,855,000 shares issued and outstanding	89	89
Additional paid-in capital	151,478	151,478
Retained earnings	45,509	59,878
Less: Treasury stock (2,349,882 Class B shares at cost)	(12,585)	—
Accumulated other comprehensive income	2,267	668

Total stockholders’ equity	187,514	212,869

Total liabilities and stockholders’ equity	$237,113	$287,592

The accompanying notes are an integral part of these statements.

INRANGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUE:
Product revenue	$151,780	$199,637	$194,200
Service revenue	71,804	61,214	39,446

Total revenue	223,584	260,851	233,646

COST OF REVENUE:
Cost of product revenue	95,536	116,319	92,014
Cost of service revenue	43,593	39,759	25,026

Total cost of revenue	139,129	156,078	117,040

Gross margin	84,455	104,773	116,606

OPERATING EXPENSES:
Research, development and engineering	23,105	27,848	22,589
Selling, general and administrative	66,372	74,878	58,898
Amortization of goodwill and other intangibles	854	4,964	2,263
Restructuring and special charges	12,013	11,390	(540)
Asset impairment charges	5,257	16,057	—
Write–off of acquired in-process technology from Varcom acquisition	—	—	10,000

Operating expenses	107,601	135,137	93,210

OPERATING INCOME (LOSS)	(23,146)	(30,364)	23,396
INTEREST INCOME	(450)	(596)	(467)
INTEREST INCOME RELATED PARTY	(975)	(3,762)	(1,292)
INTEREST EXPENSE	167	311	161
INTEREST EXPENSE RELATED PARTY	254	461	1,250
OTHER (INCOME) EXPENSE	44	98	(22)

Income (loss) before income taxes	(22,186)	(26,876)	23,766
INCOME TAX EXPENSE (BENEFIT)	(7,817)	(9,131)	9,506

NET INCOME (LOSS)	$(14,369)	$(17,745)	$14,260

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted earnings (loss) per common share	$(0.17)	$(0.21)	$0.18

Shares used in computing basic earnings (loss) per common share	83,108,092	84,488,333	77,961,004

Shares used in computing diluted earnings (loss) per common share	83,108,092	84,488,333	78,674,645

The accompanying notes are an integral part of these statements.

INRANGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Net Equity of Combined Units	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance at December 31, 1999	—	756	—	(5,335)	82,426	—	730	(79)	78,498

Comprehensive Income:
Net income (loss)	—	—	—	—	14,294	—	(34)	—	14,260
Other comprehensive income—
Foreign currency translation	—	—	—	—	—	—	—	687	687

Total comprehensive income									14,947
Net change in intercompany accounts with Parent	—	—	—	8,297	—	—	112	—	8,409
Transfer of a division of General Signal Limited to Inrange	—	—	—	2,373	(1,565)	—	(808)	—	—
Net proceeds from initial public offering	—	—	89	128,111	—	—	—	—	128,200
Stock options issued to non-employees	—	—	—	500	—	—	—	—	500

Balance at December 31, 2000	—	756	89	133,946	95,155	—	—	608	230,554

Comprehensive Loss:
Net loss	—	—	—	—	(17,745)	—	—	—	(17,745)
Other comprehensive income—
Foreign currency translation	—	—	—	—	—	—	—	60	60

Total comprehensive loss									(17,685)
Non-cash deemed dividend	—	—	—	17,532	(17,532)	—	—	—	—

Balance at December 31, 2001	$—	$756	$89	$151,478	$59,878	$—	$—	$668	$212,869
Comprehensive Loss:
Net loss	—	—	—	—	(14,369)	—	—	—	(14,369)
Other comprehensive income—
Foreign currency translation	—	—	—	—	—	—	—	1,599	1,599

Total comprehensive loss									(12,770)
Treasury stock	—	—	—	—	—	(12,585)	—	—	(12,585)

Balance at December 31, 2002	$—	$756	$89	$151,478	$45,509	$(12,585)	$—	$2,267	$187,514

The accompanying notes are an integral part of these statements.

INRANGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flow from Operating Activities:
Net income (loss)	$(14,369)	$(17,745)	$14,260
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,988	6,809	5,956
Amortization of goodwill and other intangibles	5,478	7,058	2,778
Amortization of other assets	9,615	9,037	5,423
Accretion of interest on seller notes	83	311	161
Non-cash restructuring, special and asset impairment charges	5,257	16,057	(540)
Deferred income taxes	1,243	(8,476)	(2,899)
Write-off of acquired in-process technology from Varcom acquisition	—	—	10,000
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,335	13,821	(23,068)
Inventories	643	1,119	1,051
Prepaid expenses and other current assets	(132)	2,287	(3,762)
Accounts payable	(15,149)	3,093	2,709
Accrued expenses	(8,746)	2,660	11,961
Deferred revenue	3,048	709	(673)

Net cash from operating activities	5,294	36,740	23,357

Cash Flow from (used in) Investing Activities:
Purchases of property, plant and equipment, net	(5,586)	(13,052)	(5,193)
Cash paid for businesses acquired including transaction costs, net of cash acquired	(826)	(19,364)	(55,376)
Decrease (increase) in demand note with SPX Corporation	26,638	18,781	(60,956)
Proceeds from sale of real estate	—	—	5,233
Capitalized software costs	(8,448)	(9,408)	(6,693)
Increase in demonstration equipment and other assets	(2,020)	(6,753)	(6,051)
Payment for product rights	(5,087)	(7,756)	(2,863)
Purchase of investment	—	—	(3,000)

Net cash from (used in) investing activities	4,671	(37,552)	(134,899)

Cash Flow from (used in) Financing Activities:
Net borrowings (payments) under lines of credit	—	—	(4,067)
Proceeds from initial public offering, net	—	—	128,200
Payments on long-term debt	(1,250)	(4,865)	(64)
Purchase of treasury stock	(12,585)	—	—
Proceeds from (payments to) SPX	—	—	8,409

Net cash from (used in) financing activities	(13,835)	(4,865)	132,478

Effect of Foreign Currency Translation	1,599	60	687

Net Increase (Decrease) in Cash and Cash Equivalents	(2,271)	(5,617)	21,623
Cash and Cash Equivalents at Beginning of Year	17,029	22,646	1,023

Cash and Cash Equivalents at End of Year	$14,758	$17,029	$22,646

The accompanying notes are an integral part of these statements.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Basis of Presentation:

Inrange Technologies Corporation (“Inrange” or the “Company”) designs, manufactures, markets and services switching and networking products for storage and data networks. Inrange’s products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. The Company serves Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Inrange’s solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth.

The Company is a majority-owned subsidiary of SPX Corporation (“SPX” or the “Parent”). SPX provides certain services to the Company, including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. SPX charges for these services and such costs are reflected in the consolidated statement of operations (see Note 4).

The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

In September 2000, the Company completed an initial public offering of 8,855,000 shares of Class B Common stock at $16.00 per share and received net proceeds of $128,200. The proceeds were used to repay borrowings of $54,929 from SPX to fund certain acquisitions in the second and third quarters of 2000 and accrued interest thereon of $777. The remaining proceeds are being used for general corporate purposes. Pending use of the proceeds, however, the Company invested $15,000 in a money market account and the remaining net proceeds were loaned to SPX under a demand note (see Note 4).

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

2. Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions between or among the Company and its wholly owned subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist principally of cash deposited in money market accounts of $13,372 and $13,136 at December 31, 2002 and 2001, respectively.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery, equipment and furniture to forty years for the building. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease.

Goodwill

Goodwill representing the excess of the costs over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Before the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 10 to 20 years, the estimated future period to be benefited. Goodwill was $47,057, and $45,432 at December 31, 2002 and 2001, respectively (See Note 8).

Software Development Costs

Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of revenue. Management performs both an annual and periodic review of the recoverability of unamortized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable product, any remaining capitalized amounts are written off.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. As of December 31, 2002 and 2001, management evaluated whether an impairment had occurred under the guidelines established and believes that no impairment has occurred other than the items discussed in Note 5. Long-lived assets to be disposed of by sale as determined under the guidelines established by SFAS No. 144, are carried at the lower of their carrying amount or fair value less cost to sell. These assets are no longer depreciated (amortized).

Warranty.    In the normal course of business we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

warranties are made as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual in 2002:

2002
Balance at beginning of year	$1,793
Provisions	3,905
Usage	(4,081)

Balance at end of year	$1,617

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

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

The Company sells its products and services to a large number of customers in various industries and geographical areas. The Company’s trade accounts receivable are exposed to credit risk, however, the risk is limited due to the general diversity of the customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. In 2001, one of the Company’s customers filed for bankruptcy. Until the matter is fully resolved, the Company has provided a reserve that management believes is adequate to cover exposure related to this matter. One customer represented 27.4% of total accounts receivable in 2002. No single customer represented greater than ten percent of accounts receivable in 2001. One customer represented 17.1% of total revenue in 2002. No single customer represented greater than ten percent of revenue in 2001.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains (losses) were ($26), ($25) and $217 in 2002, 2001 and 2000, respectively, and are included in other (income) expense in the accompanying consolidated statements of operations.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Post-employment Benefits Other than Pensions

The Parent provides certain severance benefits to former or inactive employees during the period following employment but before retirement, including the employees of the Company. The Parent accrues the costs of such benefits over the expected service lives of the employees in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Severance benefits resulting from actions not in the ordinary course of business are accrued when those actions occur. The Parent has not allocated any of the costs of the post-employment benefits other than pensions to the Company. Management believes that an allocation of the costs would not result in a material charge to the consolidated statements of operations and would not be material to the consolidated balance sheets.

Earnings per Common Share

The Company has presented earnings per common share under SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period while diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. The shares used in the computation of earnings per common share retroactively reflect the recapitalization discussed in Note 13. Diluted earnings per share in 2000 reflects the effect of outstanding stock options, which increased the weighted average shares used in the basic calculation by 713,641. At December 31, 2001, there were outstanding options to purchase 7,177,550 shares of class B common stock at prices ranging from $4.35 to $36.88 per share. At December 31, 2002, there were outstanding options to purchase 5,706,550 shares of class B common stock at prices ranging from $2.25 to $25.63 per share. These stock options were not included in the loss per share calculation for the year ended December 31, 2002 or 2001 as the impact would be antidilutive.

Stock Based Employee Compensation

The Company has a stock based compensation plan. The Company accounts for its stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly no stock option expense is recognized. We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Refer to Note 19 for the disclosure information required under SFAS No. 148.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation. In accordance with the adoption of SFAS No. 141 and No. 142, the Company has reclassified intangible assets to a separate line item from goodwill on the Consolidated Balance Sheets.

Supplemental Cash Flow Disclosure

The Company paid income taxes of $2,424, $5,214 and $12,357 in 2002, 2001 and 2000, respectively. The Company paid interest of $398, $636 and $1,411 in 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). These pronouncements change the accounting for business combinations, goodwill and intangible assets. Effective July 1, 2001 all business combinations should be accounted for under the purchase method of accounting. The requirements of SFAS No. 141 are effective for

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

any business combination that is completed after June 30, 2001, and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Consolidated Financial Statements for further discussion of the impact of adopting SFAS No. 141 and SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company will adopt the provisions of SFAS No. 143 effective January 1, 2003. The Company does not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 and also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, the Company has adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, the Company estimates that the impact of adoption will not be material to its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS No. 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that the adoption of SFAS No. 146 will have on its financial statements.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and it requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure-only provisions of SFAS 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on the Company’s financial position or results of operations.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

3. Acquisitions:

The Company made no acquisitions in 2002. In 2001, the Company acquired three consulting businesses to help customers plan, assess, and implement storage area networks and business continuance strategies. In January 2001, the Company completed the acquisition of Prevail Technology (“Prevail”). Prevail, located in Waltham, Massachusetts, provides professional services with expertise in designing and implementing high availability solutions for IT infrastructures and e-business environments. In May 2001, the Company completed the acquisition of Onex, Incorporated (“Onex”). Onex, located in Indianapolis, Indiana, is a technology consulting company that designs mission critical network infrastructure and implements e-Business and enterprise resource planning solutions. In September 2001, the Company completed the acquisition of eB Networks. eB Networks, located in Parsippany, New Jersey, is noted for its expertise in design and support services for enterprise network infrasructures. The three businesses were consolidated into a single subsidiary, Inrange Global Consulting, Inc.

The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of the Company since the respective acquisition dates. The aggregate purchase price of these acquisitions, net of acquired cash, was $20,048, of which $5,731 was allocated to net tangible assets and the remaining $14,317 of which was classified as goodwill and other intangibles. The net cash paid for the acquisitions completed in 2001 was $19,634. This amount included additional payments to sellers in 2001 of $1,304 and excludes $47 of acquired cash.

A summary of the allocation of purchase price to the net assets acquired in 2001 and comparison of total 2001 acquisition purchase prices paid to 2000 totals is as follows:

	Prevail	Onex	eB Networks	2001 Total	2000 Total
Purchase price—
Cash paid for acquisition including transaction costs	$3,010	$10,232	$4,865	$18,107	$55,416
Purchase price adjustment due to seller	—	—	—	—	1,615
Due to seller	200	1,200	541	1,941	3,945

	$3,210	$11,432	$5,406	$20,048	$60,976

Purchase price allocation—
Cash	$35	$12	$—	$47	$40
Accounts receivable, net	717	2,091	1,936	4,744	5,883
Inventories	—	—	—	—	2,698
Prepaid expenses and other	39	134	16	189	133
Property, plant and equipment, net	157	686	948	1,791	6,774
Purchased research and development	—	—	—	—	10,000
Identifiable intangibles	—	—	—	—	8,750
Other assets	23	—	45	68	—
Goodwill	2,239	9,078	3,000	14,317	30,432
Accounts payable	—	(249)	—	(249)	(374)
Accrued expenses	—	(75)	(482)	(557)	(2,165)
Deferred revenue	—	(245)	(57)	(302)	(1,195)

	$3,210	$11,432	$5,406	$20,048	$60,976

In June 2000, the Company acquired two distribution businesses (TCS and STI) for an aggregate purchase price of approximately $6,400. The Company paid $4,100 at closing and additional amounts were payable after the first and second years from the closing of

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the acquisitions based upon the achievement of certain sales targets. The first installment of $1,600 was paid in November 2001. The second payment of $826 was made in July 2002.

In August 2000, the Company completed the acquisitions of the net assets of Varcom Corporation (Varcom) and Computerm Corporation (Computerm). Varcom is located in Fairfax, Virginia and provides network management hardware, software and services. Computerm is located in Pittsburgh, Pennsylvania and offers high performance channel extension products and services that allow storage networking applications to operate over wide area networks. The purchase price of Varcom was $25,000, which included a non-interest bearing seller note of $1,500 that was paid in August 2002. The purchase price of Computerm was $30,000, which included a non-interest bearing seller note of $3,000 that was paid in August 2001. The Computerm acquisition agreement contained a purchase price adjustment mechanism based on a net asset target of $10,661 as of the closing date of the acquisition. The purchase price adjustment was settled in 2001 for $15.

The allocation of the purchase price to identifiable intangible assets, acquired in-process technology and goodwill, has been determined by management based on an analysis of factors such as historical operating results, discounts of cash flow projections and specific evaluations of products, customers and other information.

As of the acquisition date, Varcom had in-process technology projects that had not reached technological feasibility and did not have any alternative future uses. A value of $10,000 was assigned to these in-process technology projects. This value excluded the efforts to be expended on the development projects and solely reflected progress made as of the acquisition date. The in-process technology projects were for the development of two new products. Based on an assessment of factors including time spent on the project compared to total expected project time and expenses incurred to date compared to total project expenses, management estimated that the projects were 77% and 48% complete, respectively. The total cost incurred for these projects was approximately $4,000 as of the acquisition date. Total expected cost to complete these projects was approximately $1,500. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” amounts assigned to acquired in-process technology meeting the above criteria were charged to expenses as part of the allocation of the purchase price of the acquisition.

Subsequent to the Varcom acquisition, sales and operating profit from the Varcom products have not met the projections that were originally used to determine the purchase price for the business. As a result of these factors management reviewed the goodwill from the Varcom acquisition for impairment. The Company measured impairment based on the fair value of the Varcom business, which was based on an analysis that considered the discounted cash flows from the Varcom product line and the value of the Varcom business based on acquisitions of similar companies. For purposes of determining future discounted cash flows from the Varcom product lines, the Company used historical results and current projections. These projected cash flows were then discounted at a rate corresponding to the Company’s estimated cost of capital as adjusted for the risk premium related to the specific Varcom products. For the year ended December 31, 2001, the Company recorded an impairment charge of $5,000 related to the goodwill recorded in connection with the Varcom acquisition (see Note 5). The remaining goodwill of $5,390 was being amortized through December 31, 2001 and is now accounted for in accordance SFAS No. 142 (see Note 2).

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

The other identified intangibles recorded in purchase accounting consist of developed technology, customer lists and assembled workforce. These intangible assets were being amortized over five to 12 years based on the estimated useful lives for the year ended December 31, 2001. As of December 31, 2001, the gross value of the other identified intangibles and accumulated amortization was $8,750 and $1,353 respectively. For the year ended December 31, 2001, goodwill was being amortized over 10 to 20 years (see Note 2). Amortization of goodwill and other intangible assets was $4,964 and $2,263 in 2001 and 2000, respectively (see Note 8).

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following unaudited pro forma information presents the results of the Company’s operations for the years ended December 31, 2001 and 2000 as though each of the acquisitions had been completed as of January 1, 2001 and 2000. The actual results for the year ended December 31, 2002 are presented for comparative purposes:

	Year Ended December 31,
	2002	2001	2000
Total revenue	$223,584	$282,381	$286,012

Net income (loss)	$(14,369)	$(20,291)	$11,554

Basic and diluted net income (loss) per common share	$(0.17)	$(0.24)	$0.15

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of January 1, 2000 or the results that may occur in the future.

4. Transactions with SPX:

There are no intercompany purchase or sale transactions between SPX and the Company. SPX incurs costs for various matters for Inrange and other subsidiaries, including administration of common employee benefit programs, insurance, legal, accounting and other items that are attributable to its subsidiaries’ operations. These costs are allocated based on estimated time incurred to provide the services to each subsidiary. The consolidated financial statements reflect allocated charges from SPX for these services of $150, $200 and $100 for 2002, 2001 and 2000, respectively. Management of SPX and the Company believe that the allocated costs are reasonable and reflect the effort involved in providing the services and also represent what the costs would have been on a stand-alone basis. In addition, direct costs incurred by SPX on behalf of the Company are charged to the Company. The direct costs were $9,226, $8,173 and $7,457 for 2002, 2001 and 2000, respectively.

Advances and other intercompany charges after the initial public offering are recorded as a component of the demand note due from SPX. As of December 31, 2002 and 2001, the outstanding balance of the demand note from SPX was $15,537 and $42,175, respectively. The demand note bears interest at the average rate of the SPX credit facilities and the interest is recorded on a monthly basis as interest income. The interest rate was 4.44% and 5.56% at December 31, 2002 and 2001, respectively. The accompanying statements of operations for 2002 and 2001 include interest income of $975 and $3,762, respectively, relating to interest income from the demand note from SPX.

5. Restructuring, Special Charges and Asset Impairment Charges:

The Company recorded restructuring, special charges and asset impairment charges of $17,270, $27,447 and $(540) in 2002, 2001 and 2000, respectively, for restructuring initiatives and asset impairments. The components of the charges have been computed based on actual cash payouts, management’s estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when, management having the appropriate level of authority to involuntarily terminate employees, approves and commits the Company to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

employees to determine the type and amount of benefits they will receive if they are terminated. Other exit costs are costs resulting from an exit plan that are not associated with, or that do not benefit, activities that will be continued. The Company records that cost if it is not associated with, or is not incurred to generate, revenues after exit plan’s commitment date, and it meets either of the following criteria: (1) the cost is incremental to other costs that the Company incurs in the conduct of its activities prior to the commitment date and will be incurred as a direct result of the exit plan, or (2) the cost represents amounts that the Company will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to the Company or be a penalty incurred by the Company to cancel the contractual obligation.

Non-cash asset impairments are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, the Company’s non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructuring business. For these situations, the Company recognizes an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values. Realization values for assets subject to impairment testing are primarily determined by third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is determined to be an asset for sale.

Restructuring, special charges and asset impairment charges for the years ended 2002, 2001 and 2000 are outlined below and are described in more detail below. Other costs for 2002 include lease abandonment costs associated with other cost reduction initiatives other than the facility consolidation. Other costs for 2001 include amounts recorded in connection with a contractual settlement and amounts associated with existing obligations related to discontinued product lines.

	Year Ended December 31,
	2002	2001	2000
Employee termination costs	$7,561	$5,720	$—
Facility consolidation costs	5,737	—	—
Other cash costs	215	5,670	—
Other non-cash	—	—	500
Non-cash asset write-downs	5,257	16,057	—
Reversal of previous charges	(1,500)	—	(1,040)

Total	$17,270	$27,447	$(540)

In the second quarter of 2002, the Company announced steps to reduce costs in response to revenue and margin pressures and recorded restructuring, special and asset impairment charges totaling $11.7 million. In addition, the Company recorded inventory write-offs totaling $0.2 million as a component of the cost of product revenues. The Company announced the decision to consolidate its engineering facilities into our Lumberton, New Jersey location. A facility in Fairfax, Virginia was closed in June 2002. Engineering facilities in Shelton, Connecticut and Pittsburgh, Pennsylvania were closed during the third quarter 2002. The Company recorded restructuring, special and asset impairment charges totaling $6.5 million related to the facility consolidation. The restructuring and special charges primarily included severance and lease abandonment costs totaling $6.0 million. A total of 147 employees were terminated as of December 31, 2002, related to this cost reduction initiative. The asset impairment charges totaled $0.5 million and included asset write-downs associated with the facility closings. The Company recorded additional restructuring, special and asset impairment charges of $5.2 million related to on-going efforts to reduce costs. Those impairment charges totaled $3.1 million consisting of asset write-downs associated with discontinued product lines.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

In the third quarter of 2002, the Company recorded $1.5 million in restructuring and special charges. These costs related primarily to employee relocation and equipment moving associated with the facility consolidation.

In the fourth quarter of 2002, the Company recorded $5.6 million in restructuring and special charges. These costs related primarily to revisions of our 2002, second quarter estimates related to facility consolidation and further cost reduction actions. Asset impairment costs totaling $1.7 million were recorded including $1.1 million related to the write-down of the Company’s Pittsburgh property, which is classified as Property held for sale as of December 31, 2002 on the consolidated balance sheets. The Pittsburgh property has been recorded at the lower of its carrying amount or fair value less cost to sell in accordance with the guidelines established under SFAS No. 144. Additionally, $0.6 million related to the write-off of purchased software. The Company also recorded an additional $1.4 million accrual for lease abandonment costs related to our Shelton property. Severance costs related to cost reduction actions taken during the fourth quarter were recorded totaling $2.2 million. Of the total of 62 employees who received notice and were terminated in relation to this cost reduction initiative, 57 left the Company before December 31, 2002. Restructuring and special charges totaling $0.3 were incurred related primarily to employee relocation associated with the facility consolidation.

In the fourth quarter of 2002, the Company revised its estimate of the remaining 2001 and second quarter 2002 restructuring costs expect to be incurred, resulting in the reversal of a total of $1.5 million in costs. Amounts totaling $1.2 million and $0.3 million related to 2002 and 2001, respectively. These reversals related primarily to severance and facility consolidation estimates.

In the second quarter of 2001, the Company announced a restructuring initiative and its exit from the telecommunications business. As a result, the Company recorded charges of $12,931. The charges included severance, lease abandonment costs, asset impairments and inventory write-offs. The charges for inventory write-offs of $4,904 were recorded as components of cost of revenue. Asset impairment charges of $4,773 related to asset write-downs associated with discontinued product lines and remaining charges of $3,254 were included as special charges in the accompanying statements of operations. The $3,254 of special charges included $2,602 for a reduction in headcount of 77 employees in selected non-strategic product areas and $652 associated with existing obligations related to discontinued product lines. The severance and other payments associated with this initiative were completed in 2002.

In the third quarter of 2001, the Company recorded a special charge of $2,700 related to the write down of a strategic investment made in a supplier.

In the fourth quarter of 2001, the Company announced a restructuring initiative resulting in charges of $16,720. The charges included severance, asset impairments and amounts related to the settlement of contractual obligations. Asset impairment charges of $8,120 related to the impairment of goodwill from an acquisition completed in 2000 (see Note 3) and asset write-downs associated with discontinued product lines. Charges totaling $5,219 were recorded in connection with a contractual settlement on a discontinued product and charges of $3,381 related to reduction in headcount of 122 employees in selected non-strategic product areas.

In June 2000, the Company issued options to purchase shares of Class B common stock to directors and employees of SPX (see Note 19). In connection with these outstanding options, the Company recorded a special charge of $500 to the consolidated statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis.

Also in 2000, the Company revised its estimates of the remaining 1999 restructuring costs expected to be incurred, resulting in the reversal of special charges of $1,040.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following table details the changes to the Company’s disposition related accruals:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Total
Balance at December 31, 1999:	$—	$—	$2,196	$2,196
Reversal of previous charges	—	—	(1,040)	(1,040)
Cash payments	—	—	(865)	(865)

Balance at December 31, 2000:	$—	$—	$291	$291
Restructuring and special charges	5,720	—	5,670	11,390
Cash payments	(3,550)	—	(256)	(3,806)

Balance at December 31, 2001:	$2,170	$—	$5,705	$7,875
Restructuring and special charges	7,561	5,737	215	13,513
Reversal of previous charges	(471)	(754)	(275)	(1,500)
Cash payments	(6,633)	(1,625)	(5,645)	(13,903)

Balance at December 31, 2002:	$2,627	$3,358	$—	$5,985

6. Inventories:

	December 31,
	2002	2001
Raw materials	$12,780	$13,489
Work-in-process	813	708
Finished goods	13,916	13,955

Total inventories, net	$27,509	$28,152

7. Property, Plant and Equipment:

	December 31,
	2002	2001
Land	$—	$200
Building	—	2,543
Leasehold and building improvements	1,504	2,327
Machinery, equipment and furniture	61,864	56,423

	63,368	61,493
Accumulated depreciation and amortization	(46,727)	(38,158)

Net property, plant and equipment	$16,641	$23,335

Depreciation and amortization expense was $8,988, $6,809 and $5,956 in 2002, 2001 and 2000, respectively.

8. Goodwill and Other Intangibles

On July 20, 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). These pronouncements changed the accounting for business combinations, goodwill,

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

and intangible assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. The Company has not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. The Company adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, the Company ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite useful lives. The pro forma impact of this change for the years ended December 31, 2001 and 2000 are presented below. The actual results for the year ended December 31, 2002 are presented for comparative purposes:

	December 31,
	2002	2001	2000
Reported net income (loss)	$(14,369)	$(17,745)	$14,260
Goodwill amortization, net of tax	—	2,548	1,082
Workforce amortization, net of tax	—	165	63

Adjusted net income (loss)	(14,369)	(15,032)	15,405
Basic and diluted income (loss) per share:
Reported	$(0.17)	$(0.21)	$0.18
Goodwill amortization, net of tax	—	0.03	.02
Workforce amortization, net of tax	—	—	—

Adjusted income (loss) per share	$(0.17)	$(0.18)	$0.20

In accordance with the transition rules of SFAS No. 142, effective January 1, 2002, the Company established its reporting units based on its current reporting structure. The Company then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit. The Company further completed a review of previously acquired intangible assets and reclassified intangible assets that did not meet the contractual or separable criteria of SFAS No. 141 as goodwill. In total, $1,250 was reclassified as goodwill on January 1, 2002.

The Company performed its transition impairment testing as of January 1, 2002. Step one involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was primarily based on discounted cash flow projections but the Company also considered factors such as market capitalization and recent merger transactions involving similar businesses. No reporting units had net assets with carrying values in excess of their fair values, therefore it was not necessary to perform step two of the impairment testing provisions.

Developed technology represents technology acquired through the Company’s 2000 acquisitions of Varcom and Computerm. The technology acquired from Varcom totaling $5,500 is being amortized over eight years. Technology totaling $2,000 from the Company’s acquisition of Computerm is being amortized over five years.

Product rights represent technology licenses for three product lines. Amortization of the technology licenses is included in cost of product revenue and commences upon general availability of the products and continues through the term of the license, not to exceed five years.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following table reflects the initial identification and assignment of goodwill and intangible assets to the reporting units and category of intangible assets as of January 1, 2002. Thereafter, activity reflects purchase price for acquisitions completed not more than one year prior to the date of adjustment and amortization. This information is presented on a consolidated basis.

		Amortized
	Unamortized	Developed Technology	Product Rights
	Goodwill			Total
Weighted Average Useful Life		9	4
January 1, 2002 gross balance	$45,432	$7,500	$15,370	$68,302
Adjustments	1,625	—	3,652	5,277

December 31, 2002 gross balance	$47,057	$7,500	$19,022	$73,579

January 1, 2002 accumulated amortization		$1,203	$2,609	$3,812
Amortization		854	4,624	5,478

December 31, 2002 accumulated amortization		$2,057	$7,233	$9,290

Estimated Amortization Expense:

For year ended December 31,
2003	$854	$5,350
2004	854	4,636
2005	799	1,592
2006	688	211
2007	688	—

As policy, the Company will conduct annual impairment testing of all goodwill and indefinite-lived intangibles during the fourth quarter. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 121 as superseded by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2002, management evaluated whether an impairment had occurred under the guidelines established and believes that no impairment has occurred other than the items discussed in Note 5.

9. Other Assets:

	December 31,
	2002	2001
Capitalized software	$23,759	$18,419
Demonstration equipment	19,669	20,781
Investment	300	300
Other	782	560

Total other assets	$44,510	$40,060
Accumulated amortization— Capitalized software	(8,041)	(5,807)
Demonstration equipment	(11,269)	(8,453)

Net other assets	$25,200	$25,800

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company capitalized $8,448, $9,408 and $6,693 in 2002, 2001 and 2000, respectively, of software development costs (see Note 2). Amortization expense was $3,940, $3,637 and $2,965 in 2002, 2001 and 2000, respectively and is reflected in research and development costs on the Consolidated Statements of Operations. In 2002 and 2001, the Company wrote-off $1,403 and $5,332 of net capitalized software costs, respectively, in connection with the discontinuance of certain product lines (see Note 5).

Demonstration equipment represents equipment at customer locations for demonstration purposes and equipment used for internal testing purposes. Demonstration equipment is amortized on a straight-line basis over a period not to exceed three years. In connection with asset impairment charges recorded in 2001 (see Note 5), the Company wrote off $1,544, which was the net book value of certain demonstration equipment related to discontinued product lines.

In connection with asset impairment charges recorded in 2001 (see Note 5), the Company wrote down the value of investments made in two strategic partners by $2,950 based on current estimates of fair market value. In 2002, the Company recorded a special charge of $2,700 related to the write down of a strategic investment made in a supplier.

10. Accrued Expenses:

	December 31,
	2002	2001
Payroll and other compensation	$5,233	$7,231
Accrued income taxes	—	5,123
Accrued commissions	2,341	2,812
Other accrued expenses	6,680	9,054
Special charges and disposition related accruals	5,985	7,875

Total accrued expenses	$20,239	$32,095

11. Allowance for Doubtful Accounts:

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$2,671	$2,013	$1,270
Provision	1,519	1,882	943
Acquisitions (Note 3)	—	12	82
Charges	(268)	(1,236)	(282)

Balance at end of year	$3,922	$2,671	$2,013

12. Debt:

In connection with the acquisitions of Computerm and Varcom in August 2000, the Company issued non-interest bearing notes payable to the sellers. The note due to the sellers of Varcom was $1,250 and was paid in August 2002. The note due to the sellers of Computerm was $3,000 and was paid in August 2001. The notes were discounted at ten percent, and imputed interest expense was $83 and $311 for 2002 and 2001, respectively.

Foreign subsidiaries have separate lines of credit with European banks in their local currency with a U.S. value of approximately $2,000. There were no outstanding balances as of December 31, 2002 or 2001. The lines of credit are guaranteed by SPX.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

13. Capital Stock:

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

The Class A common stock and Class B common stock are identical except that the holders of Class A common stock are entitled to five votes for each share held while the holders of the Class B common stock are entitled to one vote for each share held. The Class A common stock is convertible into Class B common stock upon the occurrence of certain events.

On September 27, 2000, the Company completed an initial public offering of 8,855,000 shares of Class B common stock at $16.00 per share. The Company received net proceeds of $128,200.

In December 2001, the Board of Directors authorized the repurchase of up to $20,000 of Class B common stock. The purchases will be made at management’s discretion in the open market at prevailing prices, or in privately negotiated transactions at then-prevailing prices. Through December 31, 2002, the Company has repurchased a total of 2,349,882 Class B shares at a weighted average price of $5.32 per share for a total of $12,585.

14. Stockholders’ Equity:

On June 29, 2000, the Company issued options to purchase 1,331,000 shares of Class B common stock to directors and employees of SPX. The options were granted at $13.00 per share and were fully vested on the grant date. During the third and fourth quarters of 2000, the Company recorded charges to the statement of operations to reflect the fair value of these options as measured on a rolling quarterly basis. In connection with the issuance of Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25,” (FIN 44) and interpretations thereof, the accounting for options granted to parent company employees has been modified. Under interpretations outlined in Emerging Issue Task Force Issue 00-23, the Company is no longer required to record a charge for the options granted to parent company employee’s and such options should be treated as a dividend to the parent. On January 1, 2001, the Company recorded a non-cash “deemed dividend” of $17,532, which represents the value of the previously granted options at that date as measured by the Black-Scholes option pricing model.

15. Income Taxes:

The Company has been included in the consolidated federal income tax return of the Parent. Under the terms of the tax sharing agreement with the Parent, income taxes are determined as if the Company were a separate taxpayer.

For financial reporting purposes, income (loss) before income taxes include the following components:

	Year Ended December 31,
	2002	2001	2000
Income (loss) before income taxes:
United States	$(27,444)	$(34,363)	$18,049
Foreign	5,258	7,487	5,717

	$(22,186)	$(26,876)	$23,766

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2002	2001	2000
Current provision (benefit):
Federal	$(10,360)	$(5,332)	$8,189
Foreign	2,005	3,275	2,441
State and local	(705)	1,402	1,775

	(9,060)	(655)	12,405

Deferred provision (benefit):
Federal	1,185	(7,128)	(2,427)
Foreign	(75)	—	—
State and local	133	(1,348)	(472)

	1,243	(8,476)	(2,899)

Total	$(7,817)	$(9,131)	$9,506

Components of the effective income tax rate are as follows:

	Year Ended December 31,
	2002	2001	2000
Tax at U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of U.S. federal benefit	(1.7)	(1.6)	3.6
Goodwill	—	1.7	1.9
Foreign Sales Corporation	2.2	(2.3)	(1.3)
Foreign taxes	0.4	2.1	1.6
Other	(0.9)	1.1	(0.8)

	(35.0)%	(34.0)%	40.0%

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Inventories	$3,592	$2,381
Purchased intangibles	4,670	5,892
Accelerated depreciation	—	2,308
Warranty accrual	470	517
Bad debt reserve	1,538	770
Special charges and disposition accruals	2,254	4,499
Other	585	2,329

Total deferred tax assets	13,109	18,696

Deferred tax liabilities:
Accelerated depreciation	313	—
Capitalized software	5,672	6,176

Total deferred tax liabilities	5,985	6,176

Net deferred tax assets	$7,124	$12,520

Undistributed earnings of the Company’s foreign subsidiaries of $13,433 at December 31, 2002 are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

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

16. Commitments and Contingencies:

The Company has various operating lease agreements for facilities and equipment that expire at various times through 2011. The lease agreements generally contain renewal options. The future minimum rental payments under leases with remaining noncancellable terms in excess of one year are:

Year Ending December 31,
2003	$5,351
2004	4,308
2005	3,388
2006	2,347
2007	2,040
2008 and thereafter	5,399

$22,833

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Rent expense was $4,724, $3,087 and $3,035 in 2002, 2001, and 2000, respectively.

There are contingent liabilities for lawsuits and various other matters occurring in the ordinary course of business. Management believes, after consultation with legal counsel, that none of these contingencies will materially impact the Company’s financial condition or results of operations.

During the second quarter of 2001, we filed a breach of contract lawsuit against Qwest Communications, Inc. following its refusal to pay us for approximately $5 million of custom manufactured telecommunications equipment. We settled this lawsuit in the first quarter of 2003 for $6 million.

A shareholder class action was filed against us and certain of our officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by our alleged violation of securities laws. The complaint, which was also filed against the various underwriters that participated in our initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in our stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that we violated federal securities laws by not disclosing these underwriting arrangements in our prospectus. The defense has been tendered to the carriers of our director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO, but at this point the insurers have refused coverage and the underwriters have refused indemnification. The court has granted our motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud with leave to replead; however, the court has denied our motion to dismiss claims under Section 11 of the Securities Act of 1933 because no pleading of fraud is required. The court has also dismissed our individual officers without prejudice. The parties are also working on settlement proposals for this action. At this point, it is too early to form a definitive opinion concerning the ultimate outcome. Management believes, after consultation with legal counsel, that none of these contingencies will have a material adverse effect on the Company’s financial condition or results of operations.

17. Employee Retirement Plans:

As discussed in Note 4, the Company participates in the Parent’s employee benefit plans which cover substantially all employees. The employee benefit plans consist of a cash balance plan and a 401(k) plan through April 2001. The Company’s expense for these plans was $1,680 and $3,417 in 2001 and 2000, respectively.

In May 2001, the Company established the Inrange Technologies Corporation Savings and Stock Ownership Plan (“SSOP”). The SSOP is a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 17% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by the Company in shares of Class B common stock. The Company contribution for the period from inception through December 31, 2002 was 100% of the first 4% of employee salaries contributed and 50% of the next 2% of employee salaries contributed. Company contributions were made in shares of Company Class B common stock purchased in the open market in 2002 and 2001 and totaled $2,814 and $2,466, respectively. At the time the SSOP was established, all account balances of Inrange employees maintained in SPX sponsored plans were transferred to the SSOP. In 2000, the Company established the Inrange Technologies Corporation Employee Stock Purchase Plan (the “ESPP”). The ESPP permits employees to purchase Company Class B common stock at 85% of the average market price on the last day of the applicable monthly period. Employees pay for their stock purchases through payroll deductions of up to ten percent of their annual salary. All Company employees are eligible to participate in the ESPP once they have met the

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

employment requirements as specified in the ESPP. During 2002, 2001 and 2000, 160,026, 125,892 and 8,479 shares, respectively, were purchased by employees through the ESPP and were acquired through transactions in the open market.

18. Financial Instruments:

Fair Value of Financial Instruments

The carrying amount of the demand note from SPX, accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of these instruments.

The fair value of the Company’s debt instruments, based on borrowing rates available to the Company at December 31, 2002 and 2001 for similar debt, is not materially different than the carrying value.

Concentration of Risk

The Company receives certain of its products and components from sole suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

19. Stock Options:

SPX Stock Options

SPX has a stock option plan under which stock options were granted to certain employees of the Company. The options were issued with an exercise price equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation was recorded. On August 28, 2002, SPX’s Board of Directors approved a two-for-one stock split. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on October 1, 2002 to receive one share of common stock for every outstanding share for common stock held on that date. The 100% stock dividend was distributed on October 24, 2002. All share data presented below gives effect to the stock split, applied retroactively, as if the split occurred on January 1, 2001. No options were granted in 2002 or 2001. Options to purchase 47,000 shares of stock were cancelled with weighted average exercise price of $42.17 in 2002 and 23,250 options were exercised with a weighted-average exercise price of $40.14. Options to purchase 1,725 shares of stock were cancelled with weighted average exercise price of $76.45 in 2001 and 6,750 options were exercised with a weighted-average exercise price of $79.31. In 2000, options to purchase 55,750 shares of stock were granted to employees and options to purchase 6,750 shares of stock were cancelled with weighted-average exercise prices of $81.58 and $79.96, respectively. These options vest over a three year period.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Stock options of SPX issued to employees of the Company outstanding at December 31, 2002 and related price and life information is as follows:

	Outstanding Options
Exercise Price	Options	Weighted Average Remaining Life (Years)
$32.44	4,000	3.98
$38.91	36,500	5.24
$40.91	6,000	1.86
$42.50	3,000	0.12
$43.25	33,750	5.95

	83,250	5.04

At December 31, 2002, 79,083 of the SPX stock options issued to Company employees were exercisable and the weighted average exercise price of outstanding stock options was $41.82. At December 31, 2001, 28,250 of the SPX stock options issued to Company employees were exercisable and the weighted average exercise price of outstanding stock options was $41.08. At December 31, 2000, none of the SPX stock options issued to Company employees were exercisable and the weighted-average exercise price of outstanding stock options was $41.08.

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

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Exercise price per share	Weighted average exercise price per share	Aggregate Proceeds
Balance at December 31, 2000	8,422,900	$13.00-$36.88	$15.546	130,878
Granted	913,950	$4.35-$25.25	$14.166	12,942
Cancelled	(2,159,300)	$5.04-$25.25	$15.48	(33,425)

Balance at December 31, 2001	7,177,550	$4.35-$36.88	$15.80	$110,395
Granted	441,900	$2.36-$14.18	$5.91	2,612
Cancelled	(1,912,900)	$2.54-$36.88	$15.30	(29,267)

Balance at December 31, 2002	5,706,550		$14.51	$83,740

Options exercisable—December 31, 2002	2,037,344		$13.91

As of December 31, 2002, there are 5,823,450 shares of Class B Common stock available for grant under the 2000 Plan. The following table summarizes information about stock options outstanding under the 2000 Plan as of December 31, 2002:

	Outstanding options			Exercisable options
Exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average exercise price of exercisable options
$2.25-$7.00	311,150	9.64	$3.69	11,810	$6.21
$7.01-$10.00	146,750	8.80	$7.88	47,524	7.87
$10.01-$12.99	44,050	9.12	$11.77	2,874	11.91
$13.00	1,324,000	7.60	$13.00	1,324,000	13.00
$13.01-$15.99	128,600	8.34	$14.56	42,752	14.64
$16.00	3,482,400	7.63	$16.00	516,150	16.00
$16.01-$25.63	269,600	8.38	$19.14	92,234	19.14

	5,706,550	7.83	$14.51	2,037,344	$13.91

The Company has applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share in 2002, 2001 and 2000 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation during those periods:

Year ended December 31,	2002	2001	2000
Net income (loss):
As reported	$(14,369)	$(17,745)	$14,260
Pro forma compensation expense, net of tax	5,855	8,443	7,458
Pro forma net income (loss)	$(20,224)	$(26,188)	$6,802

Basic and diluted net income (loss) per common share:
As reported	$(0.17)	$(0.21)	$0.18
Pro forma	$(0.24)	$(0.31)	$0.09

The fair values of the SPX options granted during 2000 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

2000
Risk free interest rate	5.00%
Expected life	6 years
Expected volatility	41.5%
Expected dividend yield	0%

The weighted-average fair value of options granted during 2000 was $39.24. There were no options granted in 2002 or 2001.

The fair values of the Company options granted during 2002, 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000
Risk free interest rate	4.60%	5.00%	6.00%
Expected life	6 years	6 years	6 years
Expected volatility	95.0%	95.0%	75.0%
Expected dividend yield	0%	0%	0%

The weighted-average fair value of Company options granted during 2002 and 2001 was $3.27 and $14.15, respectively.

Subsequent to the issuance of the 2001 consolidated financial statements, management determined that the pro forma information for stock-based compensation for 2001 did not include the effect of taxes. Also, the Company believes a different expected volatility should have been used in estimating the fair value of the options granted. The disclosures above have been restated to give effect to both income taxes and the revised expected volatility on such disclosures. The previously reported 2001 pro forma net income (loss), pro forma basic and diluted net income (loss) per common share and expected volatility were $(31,278), $(0.37) and 75.0%, respectively.

20. Related Party Transactions:

During 2001, the Company paid $206 for strategic consulting services to a firm that is controlled by a former director of the Company.

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

As of December 31, 2002, the Company has $175 of loans with employees, which are included in Other Assets, net on the Consolidated Balance Sheet.

See Note 4 regarding transactions with SPX.

21. Segment Information:

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes additional standards for segment reporting in the financial statements. Management has determined that operations may be aggregated into two segments for disclosure under SFAS No. 131. Inrange Technologies Corporation designs, manufactures, markets and services switching and networking products for storage and data networks. Inrange Global Consulting, Inc. is comprised of the three consulting businesses acquired in 2001 to help customers plan, assess and implement SANs and business continuance strategies. Information concerning segment information of the Company as prescribed by SFAS No. 131 is provided below:

	December 31,
	2002	2001
Revenue:
Inrange Technologies Corporation	$195,352	$243,966
Inrange Global Consulting, Inc.	28,232	16,885

	$223,584	$260,851

Operating loss:
Inrange Technologies Corporation	$(21,545)	$(27,902)
Inrange Global Consulting, Inc.	(1,601)	(2,462)

	$(23,146)	$(30,364)

Information concerning geographic information of the Company as prescribed by SFAS 131 is provided below:

	December 31,
	2002	2001	2000
Revenue:
United States	$134,251	$155,182	$139,879
Germany	25,958	37,852	30,332
Other Foreign	31,056	34,270	30,029
Export	32,319	33,547	33,406

	$223,584	$260,851	$233,646

	December 31,
	2002	2001
Long-lived Assets:
United States	$96,385	$105,939
Foreign	9,744	7,686

	$106,129	$113,625

INRANGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

22. Supplemental Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is summarized in the tables below:

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Consolidated Statement of Operations Data (in thousands):
Revenue	$55,948	$52,913	$52,821	$61,902	$72,526	$55,044	$69,406	$63,875
Cost of revenue	36,915	32,854	32,953	36,407	43,672	34,928	43,572	33,906

Gross margin	19,033	20,059	19,868	25,495	28,854	20,116	25,834	29,969

Operating Expenses:
Research, development and engineering	4,785	6,212	5,661	6,447	6,498	6,754	7,012	7,584
Selling, general and administrative	16,100	15,732	16,782	17,758	18,922	17,662	19,551	18,743
Amortization of goodwill and other intangibles	213	214	247	180	1,295	1,333	1,295	1,041
Restructuring, special and asset impairment charges	4,106	1,488	11,676	—	16,720	2,700	8,027	—

Total operating expenses	25,204	23,646	34,366	24,385	43,435	28,449	35,885	27,368

Operating income (loss)	(6,171)	(3,587)	(14,498)	1,110	(14,581)	(8,333)	(10,051)	2,601
Interest expense (income)	(136)	(122)	(296)	(450)	(475)	(758)	(1,080)	(1,273)
Other expense (income)	35	(19)	62	(34)	308	(270)	101	(41)

Income (loss) before income Taxes	(6,070)	(3,446)	(14,264)	1,594	(14,414)	(7,305)	(9,072)	3,915
Income taxes	(2,860)	(403)	(5,176)	622	(4,144)	(2,931)	(3,625)	1,569

Net income (loss)	$(3,210)	$(3,043)	$(9,088)	$972	$(10,270)	$(4,374)	$(5,447)	$2,346

Consolidated Statement of Operations Data (percentage of revenue):
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	34.0	37.9	37.6	41.2	39.8	36.5	37.2	46.9
Research, development and engineering	8.6	11.7	10.7	10.4	9.0	12.3	10.1	11.9
Selling, general and administrative	28.8	29.7	31.8	28.7	26.1	32.1	28.2	29.3
Net income (loss)	(5.7)	(5.8)	(17.2)	1.6	(14.2)	(7.9)	(7.8)	3.7

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2002, we filed a Form 8-K confirming the dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP as our independent auditor.

There were no disagreements.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning our directors is included in Part I of this report on page 9 and in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Election of Directors and is incorporated by reference into this report.

Information concerning our executive officers is included in Part I of this report on page 9.

Information regarding compliance with Section 16(a) of the Exchange Act is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning the compensation of our executive officers and directors is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Director Compensation and Executive Compensation and is incorporated by reference into this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the ownership of our Class B common stock by officers, directors and ten percent holders is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Ownership of Common Stock and is incorporated by reference into this report.

Information regarding equity compensation plan information is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Equity Compensation Plan Information and is incorporated by reference into this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under Certain Relationships and is incorporated by reference into this report.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

(b)  Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions have been taken.

III-1

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

Our financial statements and the report of Arthur Andersen LLP dated February 1, 2002 and Deloitte & Touche LLP’s report dated February 14, 2003 on the consolidated financial statements are included on pages F-1 through F-31 of this report.

(a)    (2)    Financial Statement Schedules

None required.

(a)    (3)    Exhibits

Exhibit Number	Description

3.1

Amended and Restated By-Laws of Inrange Technologies Corporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2002 (File No. 000-31517) and incorporated herein by reference.

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

10.9*

Inrange Technologies Corporation Executive EVA Incentive Compensation, filed as Exhibit 10.12 to Inrange’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 000-31517) and incorporated herein by reference.

10.10*

Amendment to Inrange Technologies Corporation Executive EVA Incentive Compensation Plan—(Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-31517)).

10.11*	Letter Agreement between Inrange Technologies Corporation and Kenneth H. Koch effective October 28, 2002.

10.12*	Letter Agreement between Inrange Technologies Corporation and John R. Schwab effective October 28, 2002.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney

99.1	Certificate of Chief Executive and Chief Financial Officers.

*	Indicates management contract or compensatory plan or arrangement.

IV-1

(b)    Reports on Form 8-K

We have not filed any Reports on Form 8-K during the three months ended December 31, 2002.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, Files No. 333-46402 and 333-59388, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.

IV-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2003.

INRANGE TECHNOLOGIES CORPORATION

By:	/s/ KENNETH H. KOCH
Kenneth H. Koch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 2003.

/s/ KENNETH H. KOCH	/s/ JOHN R. SCHWAB
Kenneth H. Koch President and Chief Executive Officer Director	John R. Schwab Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN B. BLYSTONE*	/s/ LEWIS M. KLING*
John B. Blystone Chairman of the Board	Lewis M. Kling Director

/s/ ROBERT B. FOREMAN*	/s/ PATRICK J. O’LEARY*
Robert B. Foreman Director	Patrick J. O’Leary Director

/s/ CHRISTOPHER J. KEARNEY*	/s/ BRUCE J. RYAN*
Christopher J. Kearney Director	Bruce J. Ryan Director

/s/ DAVID B. WRIGHT*	/s/ CHARLES K. CARSON*
David B. Wright Director	Charles K. Carson Director

*	By Kenneth H. Koch, his Attorney-In-Fact pursuant to the Power of Attorney filed as Exhibit 24.1 to this From 10-K.

CERTIFICATION

I, Kenneth H. Koch, certify that:

1.    I have reviewed this annual report on Form 10-K of Inrange Technologies Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENNETH H. KOCH
Chief Executive Officer

Date:    March 28, 2003

CERTIFICATION

I, John R. Schwab, certify that:

1.    I have reviewed this annual report on Form 10-K of Inrange Technologies Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ JOHN R. SCHWAB
Chief Executive Officer

Date:    March 28, 2003

Exhibit Index

Annual Report on Form 10-K

2002

Exhibit Number	Description

10.11	Letter Agreement between Inrange Technologies Corporation and Kenneth H. Koch effective October 28, 2002.

10.12	Letter Agreement between Inrange Technologies Corporation and John R. Schwab effective October 28, 2002.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney

99.1	Certificate of Chief Executive and Chief Financial Officers

E-1